Form 10-Q
period 1996-03-31
LEASING SOLUTIONS INC
filed 1996-05-15
CIK 803443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        ________________________________

                                   FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-21370

                            LEASING SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                                         77-0116801
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         10 ALMADEN BOULEVARD, SUITE 1500, SAN JOSE, CALIFORNIA  95113
              (Address of principal executive offices) (Zip Code)

                                 (408) 995-6565
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ] No [   ]

The number of shares of Registrant's common stock outstanding at March 31, 1996 was 8,065,180 shares.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY



                                                                            Page

Part I.    Financial Information


  Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets
           March 31, 1996 and December 31, 1995                               2

           Consolidated Condensed Income Statements
           Three month period ended March 31, 1996 and 1995                   3

           Consolidated Condensed Statements of Cash Flows
           Three month period ended March 31, 1996 and 1995                   4

           Notes to Consolidated Condensed Financial Statements               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                6


Part II.   Other Information                                                 10


           Item 1.  Legal Proceedings

           Item 2.  Changes in Securities

           Item 3.  Defaults Upon Senior Securities

           Item 4.  Submission of Matters to a Vote of Security Holders

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                   11

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                           March 31,      December 31,
                                             1996            1995
                                          -----------     -----------
                                          (unaudited)
                ASSETS

Cash and cash equivalents...............    $ 10,441      $  8,423
Accounts receivable.....................       5,545         4,068
Investment in direct finance leases -
 net....................................      20,470        18,461
Investment in operating leases - net....     207,868       190,022
Property and equipment - net............       1,717         1,527
Other assets............................       1,376         1,601
                                            --------      --------
   TOTAL ASSETS.........................    $247,417      $224,102
                                            ========      ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable -- equipment purchases.    $  2,179      $ 19,376
Accrued and other liabilities...........       6,220         5,709
Income taxes payable....................          89           553
Recourse debt...........................      56,350        71,681
Non-recourse debt.......................     123,908        93,354
Capital lease obligations...............         131           143
Deferred income taxes...................       3,358         2,374
                                            --------      --------
   TOTAL LIABILITIES                         192,235       193,190
                                            --------      --------
SHAREHOLDERS' EQUITY
Common stock, authorized 10,000,000
 shares; issued and outstanding:
    8,065,180 and 6,263,930 shares......      37,154        14,661
Retained earnings.......................      18,028        16,251
                                            --------      --------
   TOTAL SHAREHOLDERS' EQUITY...........      55,182        30,912
                                            --------      --------
   TOTAL LIABILITIES AND SHAREHOLDERS'      $247,417      $224,102
    EQUITY..............................    ========      ========

     See accompanying Notes to Consolidated Condensed Financial Statements

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS


          THREE MONTH PERIOD ENDED MARCH 31, 1996 AND 1995 (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                           Three Months Ended
                                                March 31,
                                           -------------------
                                               1996       1995
                                            -------    -------

REVENUES
   Operating lease revenue..............    $25,916    $16,086
   Earned lease income..................        563        815
   Gain on sale of equipment............         40         92
   Interest income......................        115        120
   Other................................          3          2
                                            -------    -------
       TOTAL REVENUES...................     26,637     17,115
                                            -------    -------

COSTS AND EXPENSES
   Depreciation - operating leases......     17,303     10,874
   Selling, general and administrative..      2,444      1,921
   Interest.............................      3,666      2,104
   Other................................        262        131
                                            -------    -------
       TOTAL COSTS AND EXPENSES.........     23,675     15,030
                                            -------    -------

INCOME BEFORE INCOME TAXES..............      2,962      2,085
PROVISION FOR INCOME TAXES..............      1,185        834
                                            -------    -------
NET INCOME..............................    $ 1,777    $ 1,251
                                            =======    =======

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE..............       $.25       $.20
                                            =======    =======
COMMON AND COMMON
   EQUIVALENT SHARES....................      7,214      6,278
                                            =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

         THREE MONTH PERIOD ENDED MARCH 31, 1996 AND 1995 (Unaudited)
                                (In Thousands)


                                           Three Months Ended
                                                 March 31,
                                           ---------------------
                                               1996        1995
                                           --------    --------
NET CASH PROVIDED BY OPERATING             $  1,836    $  2,756
 ACTIVITIES.............................   --------    --------

INVESTING ACTIVITIES:
 Cost of equipment acquired for lease...    (41,699)    (15,547)
 Cash received over revenue recognized
  on leases.............................      4,531       2,957
 Property and equipment purchases.......       (354)        (94)
                                           --------    --------
 Net cash used for investing activities.    (37,522)    (12,684)
                                           --------    --------
FINANCING ACTIVITIES:
 Borrowings:
   Non-recourse.........................     45,525      22,592
   Recourse.............................     54,625      17,350
 Repayments:
   Non-recourse.........................    (14,971)    (15,726)
   Recourse.............................    (69,956)     (9,016)
 Issuance of common stock...............     22,493         110
 Repayment of capital lease obligations.        (12)        (13)
                                           --------    --------
 Net cash provided by financing              37,704      15,297
  activities............................   --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS...      2,018       5,369

CASH AND CASH EQUIVALENTS:
 Beginning of period....................      8,423      11,706
                                           --------    --------
 End of period..........................   $ 10,441    $ 17,075
                                           ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------
    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.  PUBLIC OFFERING OF COMMON STOCK
    -------------------------------
    On February 28, 1996, the Company closed a public stock offering of 1,800,000 shares of its Common Stock. The Company received net proceeds of $22,493,000 from the offering.

3.  CASH AND CASH EQUIVALENTS
    -------------------------
    Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less. At March 31, 1996, $7,042,000 of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables, Inc., the Company's wholly-owned subsidiary, issued in public offerings in 1994 and as collateral therefor, and was not available to other creditors or for other uses.

4.  INVESTMENT IN LEASES
    --------------------
    The components of the net investment in direct finance leases and in operating leases as of March 31, 1996 and December 31, 1995 are shown below (in thousands):


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
  Direct finance leases:
   Minimum lease payments receivable             $  22,033       $  19,832
   Estimated unguaranteed residual values            1,360           1,372
   Initial direct costs - net                           49              73
   Unearned lease income                            (2,972)         (2,816)
                                                 ---------       ---------
  Investment in direct finance leases - net      $  20,470       $  18,461
                                                 =========       =========

  Operating leases:
   Equipment under operating leases              $ 335,118       $ 301,255
   Initial direct costs - net                        1,823           1,664
   Accumulated depreciation                       (128,951)       (112,784)
   Allowance for doubtful accounts                    (122)           (113)
                                                 ---------       ---------
  Investment in operating leases - net           $ 207,868       $ 190,022
                                                 =========       =========

  A substantial portion of the increase in investments in leases was financed with non-recourse and recourse debt.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996.


RESULTS OF OPERATIONS

Total revenues increased 56% to $26,637,000, for the three month period ended March 31, 1996, compared with the corresponding prior year period. Operating lease revenue increased 61% to $25,916,000, for the three month period ended March 31, 1996, compared with the corresponding prior year period. The increase in operating lease revenue reflects a higher average investment in operating leases, resulting from increases in operating leases originated and acquired by the Company over the past year and an increase in interim rents received in the first quarter of 1996 compared to the first quarter of 1995.

Earned lease income decreased 31% to $563,000, for the three month period ended March 31, 1996, compared with the corresponding prior year period. The decrease is a result of outstanding direct finance leases being paid down and the Company continuing to focus its leasing activity in 1996 on operating leases.

Depreciation expense for operating leases increased 59% to $17,303,000, for the three month period ended March 31, 1996, compared with the corresponding prior year period. The increase is due to the increase in the operating lease base, resulting from increases in operating leases originated and acquired by the Company over the past year.

Selling, general and administrative expenses increased 27% to $2,444,000, for the three month period ended March 31, 1996, compared with the corresponding prior year period. The increase is primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees and benefit costs.

Interest expense increased 74% to $3,666,000, for the three month period ended March 31, 1996, compared with the corresponding prior year period. The increase is due to higher average recourse and non-recourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio.

The provision for income taxes was 40% for the quarter ended March 31, 1996, and 40% for the corresponding prior year period.

Net income increased 42% to $1,777,000, for the three month period ended March 31, 1996, compared with the corresponding prior year period. Earnings per share increased 25% to $.25 for the three month period. Net income increased faster than earnings per share principally due to the effect of the issuance of additional shares of Common Stock in the Company's public offering in February 1996.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $1,836,000 during the quarter, compared to net income of $1,777,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses such as depreciation and amortization of $17,467,000, offset by uses of cash in operations, including resulting changes in accounts payable, income taxes payable, and other assets and liabilities, totalling $17,408,000. Investing activities, which are primarily related to investments in equipment for lease, used $37,522,000 during the quarter. Financing activities in the quarter generated $37,704,000 from the Company's new borrowings of recourse and non-recourse debt ($100,150,000) and the Company's stock offering on February 28, 1996 ($22,493,000), aggregating $122,643,000, offset by repayment of recourse and non-recourse borrowings aggregating $84,927,000. The net result of the above activity for the quarter was an increase in cash and cash equivalents of $2,018,000.

The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. In 1994, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables, Inc. (the "Subsidiary"), began obtaining long-term financing for a substantial portion of its leasing activity through the public issuance of secured, non-recourse debt securities (a "securitization"). Borrowings under the securitizations are secured by lease receivables and the underlying equipment financed under such arrangements.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities currently totals $116.5 million. A brief description of each of those facilities presently in place follows.

     1) a $92,500,000 facility syndicated with nine banks, expiring September 13, 1996. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate or LIBOR plus 150 basis points.

     2) a $10,000,000 facility with one bank, with borrowing available through June 30,1996, and repayments due 240 days after borrowing. Borrowings under the facility bear interest at the federal funds rate plus 240 basis points.

     3) a $3,000,000 revolving facility with one bank, expiring July 26, 1996. Borrowings under the facility bear interest at the bank's prime rate plus 75 basis points. In addition to interim financing of lease transactions, proceeds borrowed under this facility are available for general corporate purposes.

     4) an $11,000,000 revolving facility with one bank, expiring September 20, 1996. Borrowings under the facility bear interest at the bank's prime rate plus 100 basis points. In addition to interim financing of lease transactions, proceeds under this facility are available for general corporate purposes.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


In addition, the Company has a $100 million non-recourse Lease Receivables Purchase Facility with Citicorp Securities that it entered into in March 1996. This is a revolving facility, with a term of one year, and borrowings under the facility will bear interest at a rate of 125 basis points over average life treasuries at the time of borrowing. On that same date, the Company refinanced approximately $40,000,000 of borrowings under its other short-term facilities through this new facility, at an interest rate of 6.77%. The Company intends to refinance, from time to time, under this new facility, additional borrowings under its other short-term facilities in order to fix the interest rate for these borrowings. The Company expects to refinance, on a long-term basis, leases financed under this new facility under a new securitization facility, also with Citicorp Securities, at the same interest rate provided by this new facility. However, the Company can give no assurances that such securitization facility will be put in place.

Borrowings under the above-described lines of credit are generally secured by lease receivables and the underlying equipment financed under the facility. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. At March 31, 1996, the aggregate outstanding balance under these lines of credit was $92,288,000, with a weighted average interest rate of 7.9% per annum. The agreements for the lines of credit contain covenants regarding leverage (a recourse liabilities to equity ratio of not more than 4.5 to 1), interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. At March 31, 1996, the Company had a recourse liabilities to equity ratio of 1.2 to 1.

Occasionally, the Company will obtain long-term, non-recourse financing for individual significant lease transactions at the time it purchases the related equipment. The Company borrowed an aggregate of $43,807,000 in 1995, and $18,421,000 in the first quarter, under such arrangements. An aggregate of $47,493,000, with a weighted average interest rate of 8.1% per annum, remained outstanding under all such arrangements as of March 31, 1996.

The Company's non-recourse debt financing activities typically provide approximately 80% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. The 10% to 20% balance of the purchase price (the Company's equity investment in equipment) must generally be financed by cash flow from its operations, the proceeds of subordinated debt, or its equivalent, recourse debt, or common stock sold by the Company. On February 28, 1996, the Company closed a public stock offering of 1,800,000 shares of its common stock, under which the Company received net proceeds of $22,493,000. Financing for the Company's equity investment is not readily available in the marketplace and normally requires an interest rate materially higher than is required by the Company's conventional debt financing. Although the Company believes that the credit quality of its lessees and its residual return history will continue to allow it to obtain such debt financing, no assurances can be given that such financing will be available, at acceptable terms or at all .

The Company's current lines of credit, if renewed or replaced, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into anticipated new lines of credit and individual financing transactions as required.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's future quarterly operating results and the market price of its stock may fluctuate. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing companies or major customers or vendors of the Company.

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, as a result of sales by the Company of equipment it leases to its customers. Such sales of equipment, which are an ordinary but not predictable part of the Company's business, will have the effect of increasing revenues, and, to the extent sales proceeds exceed net book value, net income, during the quarter in which the sale occurs. Furthermore, any such sale may result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company will not receive lease revenue from the sold equipment in those quarters.

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company issued and sold 1,800,000 shares of its Common Stock, in February 1996, in a public offering subject to its Registration Statement, dated January 29, 1996, as amended. That Registration Statement and the Prospectus, dated February 22, 1996, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors," which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department by phone, at (408) 995-6565, or by mail at Leasing Solutions, Inc., 10 Almaden Boulevard, Suite 1500, San Jose, California 95113.

"SAFE  HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing, risks and uncertainties of doing business in Europe, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Prospectus.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Under Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit No.    Document
          -----------    --------

          10.68 Lease Receivables Purchase Agreement, dated as of March 27, 1996, among CXC Incorporated, as Purchaser, Citicorp North America, Inc., as Agent, and Leasing Solutions, Inc., as Seller and the Collection Agent.

          27             Financial Data Schedule

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEASING SOLUTIONS, INC.



                    By:  /s/ Hal J Krauter
                         -----------------
                         Hal J Krauter
                         President and Chief Executive Officer



                    By:  /s/ Robert J. Kearns, III
                         -------------------------
                         Robert J. Kearns, III
                         Vice President, Finance and Chief Financial Officer (Principal Financial Officer)






DATE:   May 14, 1996