Form 10-Q
period 1996-06-30
LEASING SOLUTIONS INC
filed 1996-08-06
CIK 803443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ________________________________

                                   FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Registrant's common stock outstanding at June 30, 1996 was 8,099,082 shares.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY



                                                            Page

Part I.    Financial Information


  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets
          June 30, 1996 and December 31, 1995                                 2

          Consolidated Condensed Income Statements
          Three month and six month periods ended June 30, 1996 and 1995      3

          Consolidated Condensed Statements of Cash Flows
          Six month periods ended June 30, 1996 and 1995                      4

          Notes to Consolidated Condensed Financial Statements                5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


Part II.  Other Information                                                  11


          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                   13

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)

                                                       June 30,     December 31,
                                                         1996          1995
                                                      ------------   ----------
                                                      (unaudited)
                                     ASSETS
Cash and cash equivalents.........................    $  8,152          $  8,423
Accounts receivable...............................      11,589             4,068
Investment in direct finance leases - net.........      19,255            18,461
Investment in operating leases - net..............     272,089           190,022
Property and equipment - net......................       1,715             1,527
Other assets......................................       2,017             1,601
                                                      --------          --------
   TOTAL ASSETS...................................    $314,817          $224,102
                                                      ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES
Accounts payable -- equipment purchases...........    $  1,846          $ 19,376
Accrued and other liabilities.....................       8,484             5,709
Income taxes payable..............................          75               553
Recourse debt.....................................     118,728            71,681
Non-recourse debt.................................     123,264            93,354
Capital lease obligations.........................          --               143
Deferred income taxes.............................       4,697             2,374
                                                      --------          --------
     TOTAL LIABILITIES............................     257,094           193,190
                                                      --------          --------
SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000
 shares; issued and outstanding:
    8,099,082 and 6,263,930 shares................      37,342            14,661
Retained earnings.................................      20,361            16,251
Accumulated translation adjustment................          20                --
                                                      --------          --------
     TOTAL SHAREHOLDERS' EQUITY...................      57,723            30,912
                                                      --------          --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....    $314,817          $224,102
                                                      ========          ========

     See accompanying Notes to Consolidated Condensed Financial Statements

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                   CONSOLIDATED CONDENSED INCOME STATEMENTS


     THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 (Unaudited)
                     (In Thousands, Except Share Amounts)

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                            ------------------    ------------------
                                              1996      1995        1996      1995
                                            -------    -------    -------    -------
REVENUES:
   Operating lease revenue...............   $32,098    $18,666    $58,014    $34,752
   Earned lease income...................       583        698      1,146      1,513
   Gain on sale of equipment.............        48        114         88        206
   Interest income.......................       212        117        327        237
   Other.................................       286          3        289          5
                                            -------    -------    -------    -------
          TOTAL REVENUES.................    33,227     19,598     59,864     36,713
                                            -------    -------    -------    -------

COSTS AND EXPENSES:
   Depreciation - operating leases.......    21,732     12,683     39,035     23,557
   Selling, general and administrative...     2,975      2,156      5,419      4,077
   Interest..............................     4,072      2,402      7,738      4,506
   Other.................................       454        148        716        279
                                            -------    -------    -------    -------
          TOTAL COSTS AND EXPENSES.......    29,233     17,389     52,908     32,419
                                            -------    -------    -------    -------

INCOME BEFORE INCOME TAXES...............     3,994      2,209      6,956      4,294
PROVISION FOR INCOME TAXES...............     1,661        884      2,846      1,718
                                            -------    -------    -------    -------
NET INCOME...............................   $ 2,333    $ 1,325    $ 4,110    $ 2,576
                                            =======    =======    =======    =======

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE...............      $.28       $.21       $.53       $.41
                                            =======    =======    =======    =======
COMMON AND COMMON
   EQUIVALENT SHARES.....................     8,239      6,328      7,727      6,241
                                            =======    =======    =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

          SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 (Unaudited)
                                (In Thousands)

                                                          Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                          1996        1995
                                                        ---------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............  $  22,658    $ 18,474
                                                        ---------    --------

INVESTING ACTIVITIES:
     Cost of equipment acquired for lease.............   (127,853)    (45,968)
     Cash received over revenue recognized on leases..      5,932       6,153
     Property and equipment purchases.................       (503)       (144)
                                                        ---------    --------
     Net cash used for investing activities...........   (122,424)    (39,959)
                                                        ---------    --------
FINANCING ACTIVITIES:
   Borrowings:
      Non-recourse....................................     63,466      20,848
      Recourse........................................    160,493      42,982
     Repayments:
      Non-recourse....................................    (33,556)    (28,524)
      Recourse........................................   (113,446)    (18,152)
     Issuance of common stock.........................     22,681         166
     Repayment of capital lease obligations...........       (143)        (46)
                                                        ---------    --------
     Net cash provided by financing activities........     99,495      17,274
                                                        ---------    --------

DECREASE IN CASH AND CASH EQUIVALENTS.................       (271)     (4,211)

CASH AND CASH EQUIVALENTS:
     Beginning of period..............................      8,423      11,706
                                                        ---------    --------
     End of period....................................  $   8,152    $  7,495
                                                        =========    ========


     See accompanying Notes to Consolidated Condensed Financial Statements

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.   PUBLIC OFFERING OF COMMON STOCK
     -------------------------------
     On February 28, 1996, the Company closed a public stock offering of 1,800,000 shares of its Common Stock. The Company received net proceeds of $22,493,000 from the offering.

3.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash equivalents are comprised of highly liquid debt instruments with maturities of six months or less. At June 30, 1996, $5,060,000 of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables, Inc., the Company's wholly-owned subsidiary, issued in public offerings in 1994 and as collateral therefor, and was not available to other creditors or for other uses.

4.   INVESTMENT IN LEASES
     --------------------
     The components of the net investment in direct finance leases and in operating leases as of June 30, 1996 and December 31, 1995 are shown below (in thousands):


                                                 June 30,       December 31,
                                                   1996            1995
                                                 ---------       ---------
  Direct finance leases:
   Minimum lease payments receivable             $  20,386       $  19,832
   Estimated unguaranteed residual values            1,658           1,372
   Initial direct costs - net                           30              73
   Unearned lease income                            (2,819)         (2,816)
                                                 ---------       ---------
  Investment in direct finance leases - net      $  19,255       $  18,461
                                                 =========       =========

  Operating leases:
   Equipment under operating leases              $ 417,583       $ 301,255
   Initial direct costs - net                        2,324           1,664
   Accumulated depreciation                       (147,680)       (112,784)
   Allowance for doubtful accounts                    (138)           (113)
                                                 ---------       ---------
  Investment in operating leases - net           $ 272,089       $ 190,022
                                                 =========       =========

  A substantial portion of the increase in investment in leases was financed with non-recourse and recourse debt.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

5.   UNITED KINGDOM ACQUISITION
     --------------------------

     In late April 1996, the Company acquired all of the stock of a Company, located in the United Kingdom, in the equipment leasing business. The purchase price in the acquisition was U.S. $1,100,000, $150,000 of which was held back at closing as security for the seller's performance of certain of its obligations and representations and warranties in the purchase agreement. The acquisition was accounted for as a purchase.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
         JUNE 30, 1996.


RESULTS OF OPERATIONS

Total revenues increased 70% to $33,227,000 and 63% to $59,864,000, for the three and six month periods ended June 30, 1996, compared with the corresponding prior year period. Operating lease revenue increased 72% to $32,098,000 and 67% to $58,014,000, for the three and six month periods ended June 30, 1996, compared with the corresponding prior year period. The increases in operating lease revenue reflect a higher average investment in operating leases, resulting from increases in operating leases originated by the Company over the past year, and a significant increase in interim rents received, in the first three and six months of 1996, compared to the same periods of 1995.

Earned lease income decreased 16% to $583,000 and 24% to $1,146,000, for the three and six month periods ended June 30, 1996, compared with the corresponding prior year period. The decrease is a result of outstanding direct finance leases being paid down and of the Company and its customers continuing to focus their leasing activity in 1996 on operating leases.

Depreciation expense for operating leases increased 71% to $21,732,000 and 66% to $39,035,000, for the three and six month periods ended June 30, 1996, compared with the corresponding prior year period. The increase is due to the increase in the operating lease base, resulting from increases in operating leases originated by the Company over the past year.

Selling, general and administrative expenses increased 38% to $2,975,000 and 33% to $5,419,000, for the three and six month periods ended June 30, 1996, compared with the corresponding prior year period. The increase is primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, increases in travel costs associated with increased leasing activity and the commencement of the Company's operations in Europe, and increased occupancy costs resulting from an expansion of the Company's headquarters and the commencement of the Company's operations in the United Kingdom.

Interest expense increased 70% to $4,072,000 and 72% to $7,738,000, for the three and six month periods ended June 30, 1996, compared with the corresponding prior year period. The increase is due to higher average recourse and non-recourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio.

The provision for income taxes increased to 42% for the quarter ended June 30, 1996, compared to the Company's actual 41% rate for the corresponding prior year period. The increase is due to an increase in the new leases with customers located in states with higher than average income tax rates.

Net income increased 76% to $2,333,000 and 60% to $4,110,000, for the three and six month periods ended June 30, 1996, compared with the corresponding prior year period, as a result of the increases in the components of total revenues specifically described above. Earnings per share increases 33% to $.28 and 29% to $.53 for the three and six month periods. Net income increased faster than earnings per share principally due to the effect of the issuance of additional shares of Common Stock in the Company's public offering in February 1996.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $22,658,000 during the six month period ended June 30, 1996, compared to net income of $4,110,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses such as depreciation and amortization of $39,350,000 offset by uses of cash in operations, including resulting changes in accounts payable, income taxes payable, and other assets and liabilities, totaling $20,802,000. Investing activities, which are primarily related to investments in equipment for lease, used $122,424,000 during the six month period. Financing activities in the six month period generated $99,495,000 from the Company's new borrowings of recourse and non-recourse debt ($223,959,000) and the Company's issuance of common stock in its public offering in February 1996 and upon exercise of options ($22,681,000), aggregating $246,640,000, offset by repayment of capital lease obligations, and recourse and non-recourse borrowings aggregating $147,145,000. The net result of the above activity for the six month period was a decrease in cash and cash equivalents of $271,000.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. In 1994, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables, Inc. (the "Subsidiary"), began obtaining long-term financing for a substantial portion of its leasing activity through the public issuance of secured, nonrecourse debt securities (a "securitization"). Borrowings under the securitizations are secured by lease receivables and the underlying equipment financed under such arrangements.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities currently totals $156.5 million. A brief description of each of those facilities presently in place follows.

     1) a $127,500,000 facility syndicated with seven banks, expiring September 13, 1996. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate or LIBOR plus 125 basis points.

     2) a $15,000,000 facility with one bank, with borrowings available through January 31, 1997 and repayments due 240 days after borrowing. Borrowings under the facility bear interest at LIBOR plus 250 basis points.

     3) a $3,000,000 revolving facility with one bank, expiring November 15, 1996. Borrowings under the facility bear interest at the bank's prime rate plus 75 basis points. In addition to interim financing of lease transactions, proceeds borrowed under this facility are available for general corporate purposes.

     4) an $11,000,000 revolving facility with one bank, expiring November 15, 1996. Borrowings under the facility bear interest at the bank's prime rate plus 100 basis points. In addition to interim financing of lease transactions, proceeds under this facility are available for general corporate purposes.

In addition, during the second quarter, the Company entered into a $15,000,000 revolving facility with one bank, expiring October 15, 1996. Borrowings under the facility bear interest at the bank's prime rate. The proceeds of borrowings under this line are used exclusively to fund certain accounts payable to one of the Company's vendors resulting from the purchase of equipment for lease to one significant customer of the Company.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


The Company also has a $100 million non-recourse Lease Receivables Purchase Facility with an affiliate of Citicorp Securities that it entered into in March 1996. This is a revolving facility, with a term of one year, and borrowings under the facility bear interest at a rate of 125 basis points over average life treasuries at the time of borrowing. To date, the Company has refinanced approximately $46,000,000 of borrowings under its other short-term facilities through this new facility, at interest rates of 6.77% and 7.42%. The Company intends to refinance, from time to time, under this new facility, additional borrowings under its other short-term facilities in order to fix the interest rate for these borrowings. The Company expects to refinance, on a long-term basis, leases financed under this new facility under a new securitization facility, with another affiliate of Citicorp, at the same interest rate provided by this new facility. Although the Company expects that such securitization facility will become effective during the third quarter, no assurances can be given.

Borrowings under the above-described lines of credit are generally secured by lease receivables and the underlying equipment financed under the facility. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. At June 30, 1996, the aggregate outstanding balance under these lines of credit was $155,293,000, with a weighted average interest rate of 7.8% per annum. The agreements for the lines of credit contain covenants regarding leverage (a recourse liabilities-to-equity ratio of not more than 4.5 to 1), interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. At June 30, 1996, the Company had a recourse liabilities-to-equity ratio of 2.3 to 1.

Occasionally, the Company will obtain long-term, non-recourse financing for individual significant lease transactions at the time or shortly after it purchases the related equipment. The Company borrowed an aggregate of $43,807,000 in 1995, and $33,618,000 in the six month period ended June 30, 1996, under such arrangements. An aggregate of $56,439,000, ($6,496,000 of which is recourse), with a weighted average interest rate of 8.3% per annum, remained outstanding under all such arrangements as of June 30, 1996.

The Company's debt financing activities typically provide approximately 80% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. The 10% to 20% balance of the purchase price (the Company's equity investment in equipment) must generally be financed by cash flow from its operations, the proceeds of subordinated debt, or its equivalent, or recourse debt, or common stock or convertible debt sold by the Company. In February 1996, the Company closed a public stock offering of 1,800,000 shares of its common stock, under which the Company received net proceeds of $22,493,000. Debt financing for the Company's equity investment is not readily available in the marketplace and normally requires an interest rate materially higher than is required by the Company's conventional debt financing. Although the Company expects that the credit quality of its lessees and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms or at all.

The Company's current lines of credit, if renewed or replaced, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to, as required, enter into anticipated new lines of credit and individual financing transactions.

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

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing, risks and uncertainties of doing business in Europe, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to manage its growth, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Prospectus.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Under Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          (a) The Company's Annual Meeting of Shareholders was held on May 30, 1996.

          (b)  See (c) 1 below
               The Company has no other Directors

          (c) At the 1996 Annual Meeting, the shareholders took the following actions:

               1. Elected four directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified; and

               In the election of directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated April 29, 1996. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office.

                                                          Votes Cast     Votes
                   Name of Nominee                      For Election   Withheld
               ----------------------------------       ------------   --------
               Hal J Krauter                              7,450,302     56,140
               Louis R. Adimare                           7,450,077     56,365
               George L. Bragg                            7,450,697     55,745
               James C. Castle                            7,450,452     55,990
               Abstentions                                      N/A        N/A
               Broker Non-votes                                 N/A        N/A

               2. Approved the ratification of the amendment of the Company's Articles of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 20,000,000.

                   On the matter of the ratification of the amendment of the Company's Articles of Incorporation, the votes were cast as follows:

                                    For                   7,330,997
                                    Against                 163,880
                                    Abstain                  10,065
                                    Broker Non-votes          1,500

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

               3. Approved the ratification of the amendment to the Company's 1995 Stock Option and Incentive Plan to increase the number of shares of Common Stock subject to the plan from 400,000 to 800,000.

                   On the matter of the ratification of the amendment of the Company's 1995 Stock Option and Incentive Plan, the votes cast were as follows:


                                  For                   6,977,149
                                  Against                 514,898
                                  Abstain                  12,895
                                  Broker Non-votes          1,500
          (d)  Not Applicable.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

               Exhibit No.    Document
               -----------    --------
               10.56.4        Amendment, dated February 29, 1996, to Warehousing
                              Loan and Security Agreement with Nations Banc
                              Leasing Corporation.

               10.69 Credit Agreement and Security Agreement between Leasing Solutions, Inc. and Wells Fargo Bank, National Association, dated May 30, 1996.

               10.70 Second Amendment to Amended and Restated Credit Agreement and Security Agreement between Leasing Solutions, Inc. and the First National Bank of Boston, as Agent, dated May 31, 1996.

               27             Financial Data Schedule.

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



DATE:   August 2, 1996