Form 10-Q
period 1996-09-30
LEASING SOLUTIONS INC
filed 1996-11-14
CIK 803443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        ________________________________
                                   FORM 10-Q


(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

The number of shares of Registrant's common stock outstanding at September 30, 1996 was 8,155,016 shares.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY


                                                            Page

Part I.    Financial Information


  Item 1. Financial Statements:
          Consolidated Condensed Balance Sheets
          September 30, 1996 and December 31, 1995                                  2

          Consolidated Condensed Income Statements
          Three month and nine month periods ended September 30, 1996 and 1995      3

          Consolidated Condensed Statements of Cash Flows
          Nine month periods ended September 30, 1996 and 1995                      4

          Notes to Consolidated Condensed Financial Statements                      5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       7


Part II.   Other Information                                                       12


          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                         13

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars In Thousands)

                                               September 30,  December 31,
                                                    1996          1995
                                                ------------   ---------
                                                (unaudited)
                   ASSETS
Cash and cash equivalents.................      $  9,118        $  8,423
Accounts receivable.......................         6,713           4,068
Investment in direct finance leases - net.        16,617          18,461
Investment in operating leases - net......       324,491         190,022
Property and equipment - net..............         2,107           1,527
Other assets..............................         3,980           1,601
                                                --------        --------
   TOTAL ASSETS...........................      $363,026        $224,102
                                                ========        ========
              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment purchases....      $ 10,341        $ 19,376
Accrued and other liabilities.............        12,871           5,709
Income taxes payable......................            37             553
Recourse debt.............................       131,247          71,681
Non-recourse debt.........................       142,067          93,354
Capital lease obligations.................             -             143
Deferred income taxes.....................         6,147           2,374
                                                --------        --------
     TOTAL LIABILITIES....................       302,710         193,190
                                                --------        --------
SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000
 shares; issued and outstanding:
    8,155,016 and 6,263,930 shares........        37,407          14,661
Retained earnings.........................        22,848          16,251
Accumulated translation adjustment........            61               -
                                                --------        --------
     TOTAL SHAREHOLDERS' EQUITY...........        60,316          30,912
                                                --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY................................     $363,026        $224,102
                                                ========        ========

     See accompanying Notes to Consolidated Condensed Financial Statements

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS


   THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (Unaudited)
                  (In Thousands, Except Per Share Amounts)

                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                           -------------------   -------------------
                                            1996        1995      1996        1995
                                           -------     -------   -------     -------
REVENUES:
   Operating lease revenue...............   $38,825    $20,121    $96,927    $55,079
   Earned lease income...................       493        595      1,639      2,108
   Interest income.......................        93        122        305        359
   Other.................................        45          3        449          8
                                            -------    -------    -------    -------
   TOTAL REVENUES........................    39,456     20,841     99,320     57,554
                                            -------    -------    -------    -------

COSTS AND EXPENSES:
   Depreciation - operating leases.......    26,052     12,882     65,087     36,439
   Selling, general and administrative...     3,588      2,376      9,007      6,453
   Interest..............................     5,290      2,845     13,028      7,351
   Other.................................       314        191      1,030        470
                                            -------    -------    -------    -------
   TOTAL COSTS AND EXPENSES..............    35,244     18,294     88,152     50,713
                                            -------    -------    -------    -------

INCOME BEFORE INCOME TAXES...............     4,212      2,547     11,168      6,841
PROVISION FOR INCOME TAXES...............     1,725      1,019      4,571      2,737
                                            -------    -------    -------    -------
NET INCOME...............................   $ 2,487    $ 1,528    $ 6,597    $ 4,104
                                            =======    =======    =======    =======
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE...............      $.30       $.24       $.83       $.65
                                            =======    =======    =======    =======
COMMON AND COMMON
   EQUIVALENT SHARES.....................     8,371      6,355      7,941      6,320
                                            =======    =======    =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements

                    LEASING SOLUTIONS, INC. AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

       NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (Unaudited)
                           (Dollars In Thousands)


                                             Nine Months Ended
                                               September 30,
                                           ----------------------
                                             1996         1995
                                           ---------    --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES..............................  $  68,655    $ 30,163
                                           ---------    --------
INVESTING ACTIVITIES:
 Cost of equipment acquired for lease....   (208,239)    (83,602)
 Cash received over revenue
  recognized on leases...................     10,494      10,190
 Property and equipment purchases........     (1,098)       (476)
                                           ---------    --------
 Net cash used for investing
  activities.............................   (198,843)    (73,888)
FINANCING ACTIVITIES:                      ---------    --------
 Borrowings:
      Non-recourse.......................    100,118      46,969
      Recourse...........................    246,148      75,073
 Repayments:
      Non-recourse.......................    (51,404)    (42,693)
      Recourse...........................   (186,582)    (39,476)
 Issuance of common stock................     22,746         191
 Repayment of capital lease
    obligations..........................       (143)        (57)
 Net cash provided by financing            ---------    --------
    activities...........................    130,883      40,007
                                           ---------    --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................        695      (3,718)

CASH AND CASH EQUIVALENTS:
 Beginning of period.....................      8,423      11,706
                                           ---------    --------
 End of period...........................  $   9,118    $  7,988
                                           =========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.  PUBLIC OFFERING OF COMMON STOCK
    -------------------------------
    On February 28, 1996, the Company closed a public stock offering of 1,800,000 shares of its Common Stock. The Company received net proceeds of $22,493,000 from the offering.

3.  CASH AND CASH EQUIVALENTS
    -------------------------

    Cash equivalents are comprised of highly liquid debt instruments with maturities of six months or less. At September 30, 1996, $4,100,000 of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables, Inc., the Company's wholly-owned subsidiary, issued in public offerings in 1994 and as collateral therefor, and was not available to other creditors or for other uses.

4.  INVESTMENT IN LEASES
    --------------------
    The components of the net investment in direct finance leases and in operating leases as of September 30, 1996 and December 31, 1995 are shown below (in thousands):

                                               September 30,      December 31,
                                                   1996               1995
                                                 ---------          ---------
  Direct finance leases:
   Minimum lease payments receivable                 $  17,369       $  19,832
   Estimated unguaranteed residual values                1,648           1,372
   Initial direct costs - net                               20              73
   Unearned lease income                                (2,420)         (2,816)
                                                     ---------       ---------
  Investment in direct finance leases - net          $  16,617       $  18,461
                                                     =========       =========
  Operating leases:
   Equipment under operating leases                  $ 494,080       $ 301,255
   Initial direct costs - net                            2,777           1,664
   Accumulated depreciation                           (172,214)       (112,784)
   Allowance for doubtful accounts                        (152)           (113)
                                                     ---------       ---------
  Investment in operating leases - net               $ 324,491       $ 190,022
                                                     =========       =========

  A substantial portion of the increase in investment in leases was financed with non-recourse and recourse debt.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

5.  UNITED KINGDOM ACQUISITION
    --------------------------

    In April 1996, the Company acquired all of the stock of a company, located in the United Kingdom, in the equipment leasing business. The purchase price in the acquisition was U.S.$1,100,000, $150,000 of which was held back at closing as security for the seller's performance of certain of its obligations and representations and warranties in the purchase agreement. The acquisition was accounted for as a purchase.

6.  CONVERTIBLE DEBT
    ----------------

    In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven year notes bear interest at a rate of 6.875% per annum and are convertible into the Company's common stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999.

7.  RECLASSIFICATIONS
    -----------------

    Certain amounts in prior periods have been reclassified to conform to the current period presentation.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996.


RESULTS OF OPERATIONS

Total revenues increased 89% to $39,456,000 and 73% to $99,320,000, for the three and nine month periods ended September 30, 1996, compared with the corresponding prior year period. Operating lease revenue increased 93% to $38,825,000 and 76% to $96,927,000, for the three and nine month periods ended September 30, 1996, compared with the corresponding prior year period. The increases in operating lease revenue reflect a higher average investment in operating leases, resulting from increases in operating leases originated by the Company over the past year, and a significant increase in rents received in advance of the lease commencement, in the first three and nine months of 1996, compared to the same periods of 1995.

Earned lease income decreased 17% to $493,000 and 22% to $1,639,000, for the three and nine month periods ended September 30, 1996, compared with the corresponding prior year period. The decrease is a result of outstanding direct finance leases being paid down and fewer new direct finance leases being originated as a result of the Company and its customers continuing to focus their leasing activity in 1996 on operating leases.

Depreciation expense for operating leases increased 102% to $26,052,000 and 79% to $65,087,000, for the three and nine month periods ended September 30, 1996, compared with the corresponding prior year period. The increase is primarily due to the increase in the operating lease base, resulting from increases in operating leases originated by the Company over the past year.

Selling, general and administrative expenses increased 51% to $3,588,000 and 40% to $9,007,000, for the three and nine month periods ended September 30, 1996, compared with the corresponding prior year period. The increase is primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, increases in travel costs associated with increased leasing activity and the commencement of the Company's operations in Europe, and increased occupancy costs resulting from an expansion of the Company's headquarters and the commencement of the Company's operations in the United Kingdom.

Interest expense increased 86% to $5,290,000 and 77% to $13,028,000, for the three and nine month periods ended September 30, 1996, compared with the corresponding prior year period. The increase is primarily due to higher average recourse and non-recourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio.

The provision for income taxes increased to 41% for the quarter ended September 30, 1996, compared the Company's actual 40% rate for the corresponding prior year period. The increase is due to an increase in new leases with customers located in states with higher than average income tax rates.

Net income increased 63% to $2,487,000 and 61% to $6,597,000, for the three and nine month periods ended September 30, 1996, compared with the corresponding prior year period, as a result of the increase in the components of total revenues, reduced by the increases in the components of total costs, specifically described above. Earnings per share increased 25% to $.30 and 28% to $.83 for the three and nine month periods. Net income increased faster than earnings per share principally due to the effect of the issuance of 1,800,000 additional shares of Common Stock in the Company's public offering in February 1996.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $68,655,000 during the nine month period ended September 30, 1996, compared to net income of $6,597,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses such as depreciation of $65,598,000, offset by uses of cash in operations, including resulting changes in accounts payable, income taxes payable, and other assets and liabilities, totaling $3,540,000. Investing activities, which are primarily related to investments in equipment for lease, used $198,843,000 during the nine month period. Financing activities in the nine month period generated $130,883,000 from the Company's new borrowings of recourse and non-recourse debt ($346,266,000) and the Company's issuance of common stock in its public offering in February, 1996 and upon exercise of options ($22,747,000), aggregating $369,013,000, offset by repayment of capital lease obligations and recourse and non-recourse borrowings aggregating $238,130,000. The net result of the above activity for the six month period was an increase in cash and cash equivalents of $695,000.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies, and financial intermediaries. In 1994, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables, Inc. (the "Subsidiary"), obtained long-term financing for a substantial portion of its leasing activity through the public issuance of secured, nonrecourse debt securities (a "securitization"). Borrowings under the securitizations are secured by lease receivables and the underlying equipment financed under such arrangements.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities currently totals $184,000,000. A brief description of each of those facilities presently in place follows.

     (1) a $155,000,000 facility syndicated with ten banks, expiring September 11, 1997. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate or LIBOR plus 135 basis points.

     (2) a $15,000,000 facility with one bank, with borrowings available through January 31, 1997 and repayments due 240 days after borrowing. Borrowings under the facility bear interest at LIBOR plus 250 basis points.

     (3) a $3,000,000 revolving facility with one bank, expiring November 15, 1996. Borrowings under the facility bear interest at the bank's prime rate plus 75 basis points. In addition to interim financing of lease transactions, proceeds borrowed under this facility are available for general corporate purposes.

     (4) an $11,000,000 revolving facility with one bank, expiring November 15, 1996. Borrowings under the facility bear interest at the bank's prime rate plus 100 basis points. In addition to interim financing of lease transactions, proceeds under this facility are available for general corporate purposes.

The Company is currently negotiating a combination and extension of the credit facilities described in paragraphs (3) and (4) with the bank providing those credit facilities. Although the Company does not presently require those credit facilities, it does expect to renew them prior to the end of 1996.

In addition, the Company has a $15,000,000 revolving facility with one bank, expiring October 15, 1997. Borrowings under the facility bear interest at the bank's prime rate. The proceeds of borrowings under this line are used exclusively to fund certain accounts payable to one of the Company's vendors resulting from the purchase of equipment for lease to one significant customer of the Company.

The Company also has a $100 million non-recourse Lease Receivables Purchase Facility with an affiliate of Citicorp that it entered into in March 1996. This is a revolving facility, with a term of one year, and borrowings under the facility bear interest at a rate of 125 basis points over average life treasuries at the time of borrowing. To date, the Company has refinanced approximately $59,000,000 of borrowings under its other short-term facilities through this new facility, at a weighted average interest rate of 7.0%. The Company intends to refinance, from time to time, under this new facility, additional borrowings under its other short-term facilities in order to fix the interest rate for these borrowings. The Company expects to refinance, on a long-term basis, leases financed under this new facility under a new securitization facility, with another affiliate of Citicorp, at an interest rate not in excess of the interest rate provided by this new facility. Although the Company expects that such securitization facility is likely to become effective during the fourth quarter, no assurances can be given that it will become effective during the fourth quarter, or at all.

Borrowings under the above-described lines of credit are generally secured by lease receivables and the underlying equipment financed under the facility. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. At September 30, 1996, the aggregate outstanding balance under these lines of credit (with aggregate credit availability of approximately $300,000,000) was $165,832,000, with a weighted average interest rate of 7.88% per annum. The agreements for the lines of credit contain covenants regarding leverage (a recourse liabilities-to-equity ratio of not more than 4.5 to 1), interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. At September 30, 1996, the Company had a recourse liabilities-to-equity ratio of 2.7 to 1.

Occasionally, the Company will obtain long-term, non-recourse financing for individual significant lease transactions at the time or shortly after it purchases the related equipment. The Company borrowed an aggregate of $43,807,000 in 1995, and $41,494,000 in the nine month period ended September 30, 1996, under such arrangements. An aggregate of $82,961,000, ($8,960,000 of which is recourse), with a weighted average interest rate of 8.01% per annum, remained outstanding under all such arrangements as of September 30, 1996.

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

In February, 1996, the Company closed a public stock offering of 1,800,000 shares of its common stock, under which the Company received net proceeds of $22,493,000. Additionally, in October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven year notes bear interest at a rate of 6.875% per annum and are convertible into the Company's common stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. The Company expects to use the proceeds from the offering principally to fund its equity investment in equipment it leases to its customers and for general corporate purposes. A portion of the proceeds may be used to repay a portion of its long-term, nonrecourse debt.

Financing for the Company's equity investment may not always be readily available in the marketplace and, with the exception of convertible debt, such debt financing normally requires an interest rate materially higher than is required by the Company's conventional debt financing. Although the Company expects that the credit quality of its lessees and its residual return history and its results of operation will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms or at all.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company issued and sold $71,875,000 of convertible subordinated notes, in October 1996, in a public offering subject to its Registration Statement, dated September 20, 1996, as amended. That Registration Statement and the Prospectus, dated October 3, 1996, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors," which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's common stock and convertible debt.
If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department by phone, at (408) 995-6565, or by mail at Leasing Solutions, Inc., 10 Almaden Boulevard, Suite 1500, San Jose, California 95113.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products leased by the Company, the continued availability to the Company of adequate financing, risks and uncertainties of doing business in Europe, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to enter into new vendor programs and extend existing vendor programs, the ability of the Company to manage its growth, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Prospectus.

                     LEASING SOLUTIONS, INC. AND SUBSIDIARY

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Under Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibit

          Exhibit No.    Document
          -----------    --------

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



                         LEASING SOLUTIONS, INC.


                    By:  /s/ Hal J Krauter
                         -----------------
                         Hal J Krauter
                         President and Chief Executive Officer



                    By:  /s/ Robert J. Kearns, III
                         -------------------------
                         Robert J. Kearns, III
                         Executive Vice President, Finance and
                         Chief Financial Officer
                         (Principal Financial Officer)



DATE:   November 13, 1996