Form 10-K
period 1996-12-31
LEASING SOLUTIONS INC
filed 1997-03-31
CIK 803443

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to
     _________________.

                        Commission file number 0-21370
     -------------------------------------------------------------------------


                            LEASING SOLUTIONS, INC
                            ----------------------
               (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            CALIFORNIA                                       77-0116801
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

TEN ALMADEN BOULEVARD, SUITE 1500,  SAN JOSE, CALIFORNIA               95113
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number:  (408) 995-6565

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:   COMMON STOCK

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [X]     No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of March 5, 1997, was $143,466,000. As of such date, 8,220,210 shares of the registrant's Common Stock were outstanding.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1997, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                    PART I

                               ITEM 1.  BUSINESS


INTRODUCTION

     Leasing Solutions, Inc. (the ''Company'') is in the business of leasing information processing and communications equipment to large, creditworthy customers, primarily through vendor programs with equipment manufacturers. The Company's focus is on operating leases because such leases provide the opportunity for the Company to realize a substantial return through residuals received upon remarketing the equipment to the original customer at the end of the initial lease term. To date, the Company has purchased over $900 million of equipment, representing over 300,000 assets. The Company has recently expanded its operations to Western Europe.

     The Company's vendor programs generally involve equipment purchase and remarketing relationships with manufacturers. The Company has existing vendor programs for the United States with Apple Computer, Dell Computer and NCR. The Company also has a vendor program with Dell Computer for Western Europe. The Company has reached an agreement in principle with Cisco Systems with respect to a vendor program for Cisco's U.S. enterprise-level internetworking customers.
In addition, the Company has a lease financing relationship with a major systems integrator.

     The Company has over 400 master lease agreements in place with corporate customers. Although the Company has leased and will continue to lease a variety of information processing and communications equipment, it estimates that, during 1996, desktop and laptop computers represented approximately 80% of its Dollar Volume (Dollar Volume represents the total purchase price of equipment placed under lease with customers).

     The Company works directly with a vendor's sales force in the remarketing process for equipment distributed by that vendor. The Company's vendor programs generally involve residual sharing arrangements which provide financial incentives for vendors to assist in the remarketing process. The Company believes that the value of its equipment, and particularly equipment used in client/server network environments, is greatest to the original customer due to its "embedded" nature in the customer's operations. Therefore, the Company seeks to maximize the amount of equipment that is remarketed in place to the original customer in order to realize the considerably higher residual values that may result from such remarketing, as compared to equipment sold or leased to a third party.

CUSTOMERS

     Through its vendor programs, the Company currently services over 400 customers in connection with its direct leasing activities. In addition, the Company estimates that over an additional 1000 customers are serviced in connection with its private-label leasing activities. Private-label leasing involves a vendor leasing equipment to end-users on its own form of lease, selling the lease and related equipment to the Company, and billing and collecting the monthly rental payments under the lease on behalf of the Company. The services and support provided by the Company include custom lease payment streams and structures, short-term leasing, technology refresh leases, trial leases, asset swaps and trade-ins, upgrade and add-on financing, renewal and remarketing, personalized invoicing and asset management and reporting.

     The Company's typical customers are large, creditworthy corporations that require several million dollars of equipment per year and are repeat customers for one or more of the Company's vendor relationships. Repeat business generated through existing relationships is an important source of revenue for the Company. As of December 31, 1996, over 90% of the lessees with whom the Company has a master lease agreement have more than one lease supplement in place with the Company. Additionally, once the Company has a master lease agreement with a customer, its ability to lease other manufacturers' products to that customer is enhanced.

     The ten largest customers of the Company, measured by Dollar Volume, during 1996 are listed alphabetically below. The total Dollar Volume associated with these customers represented approximately 70% of the Company's total new lease originations for 1996.

           America Online                                Honeywell
           Continental Information Technology Systems    State of California
           Dell                                          Warner Lambert
           Entergy Operations                            Western Digital
           Ernst & Young LLP                             Xerox

     From 1994 through 1996 (and in 1996), approximately 75% of the Company's total lease transactions (based on Dollar Volume) were with customers whose credit ratings, or the credit ratings of their parent companies, were Baa or better, as rated by Moody's Investor Services, or with customers who were not rated but possess a credit profile equivalent to a Moody's Baa rating. While the Company believes that its business is not dependent on any single customer, during 1996, Ernst & Young, Xerox and the State of California accounted for 18.3%, 17.2% and 9.8%, respectively, of its revenues. In the event any of those customers, and particularly Ernst & Young LLP (which represented approximately 40% of the Company's lease volume, by Dollar Volume, in 1996), or any of its future significant customers ceases to lease additional equipment, or materially reduces the amount of equipment it leases, from the Company in the future, and such reduction in lease volume is not replaced by other existing or new customers, the Company's operating results could be materially adversely affected. The Company does not anticipate that Ernst & Young LLP will need to lease equipment in 1997 at the same volumes as it has in 1996. See "Factors That May Affect Future Operating Results" below.


LEASING AND SALES ACTIVITIES

Vendor Programs

     A majority of the Company's business by Dollar Volume for 1996 was generated through vendor programs. The Company currently has vendor programs with Apple Computer, Dell Computer and NCR. The programs with equipment vendors generally involve purchasing agreements and remarketing agreements. These purchasing and remarketing agreements generally have terms of one year. Certain of such agreements are extended automatically for one year terms, unless they are terminated by either party upon the expiration of the then existing term with prior written notice ranging from 90 to 180 days. Customers introduced to the Company through its vendor programs typically acquire equipment from several manufacturers, which results in additional lease volume to the Company from "non-vendor" manufacturers. This non-vendor equipment is typically part of a client/server network environment and remains in place along with the vendor's equipment.

     A description of each of the Company's vendors and the products that the Company purchases or finances are as follows:

     Apple Computer, Inc.   Apple designs, manufactures and sells personal
computers and peripheral products. Its principal product line is the Macintosh series of desktop and portable computers.

     Dell Computer Corporation.   Dell is a leading direct manufacturer of
computer systems and one of the largest personal computer manufacturers in the world. Dell designs and customizes products and services to end-user requirements, and offers an extensive selection of peripherals and software.

     NCR Corporation.   NCR's Enterprise Computing Division designs,
manufactures and sells mid-range and high-end commercial parallel processing systems. Its products feature the Teradata parallel relational database system that is capable of processing large volumes of transactions, as well as storing, correlating and analyzing massive amounts of information.

     In August 1996, the Company reached an agreement in principle with Cisco Systems with respect to a vendor program to provide lease financing for Cisco's U.S. enterprise-level internetworking customers. The Company is currently negotiating a formal agreement with Cisco with respect to such lease financing services, and, although no assurances can be given, anticipates entering into that formal agreement in the relatively near future. In the meantime, the Company and Cisco have acted as though the formal agreement is in place and the Company has made available its lease financing services to Cisco's customers.

     A substantial majority of transactions entered into under a typical vendor program are direct leases. Under these direct leases, lessees enter into master lease agreements directly with the Company, rather than with the vendor. The master lease agreement sets forth the basic terms and conditions under which the Company will lease equipment to the lessee. The lease of specific equipment is documented with a simple supplement to the master lease agreement, thereby avoiding the necessity of negotiating a new master lease agreement each time the lessee desires to acquire additional equipment. Such a lease structure also makes it convenient for the lessee to acquire add-ons and/or upgrades to equipment it has leased from the Company and for the Company to finance such add-ons and upgrades. In 1996 these direct lease agreements accounted for approximately 85% of the Company's lease volume, as measured by Dollar Volume.

     Under a typical vendor program, the Company works with the lessee and the vendor's sales personnel to help structure the initial lease. The Company finances the lease, purchases the related equipment and administers the lease (including billing and collecting). At the end of the initial lease term, the Company and the vendor typically work together to remarket the equipment. See "Remarketing" below.

     Additionally, the Company has established a relationship with a systems integrator who assists large users of information processing and communications equipment with their network systems procurement and related financing requirements. The Company has generated significant lease volume, and anticipates generating significant lease volume in the future, with this systems integrator. The equipment acquired by the Company from this systems integrator is similar to those products provided through its vendor programs. When estimating residual values and providing lease pricing for the products leased through system integrators, the fact that the Company has no formal remarketing agreement with these sources is taken into account.


Development Activities

     The Company's objective is to leverage its existing customer relationships, funding sources, regional leasing and support staff and back office operations support organization by systematically adding new vendor programs and system integrator relationships and expanding the scope of its existing programs and relationships, including by increasing the geographic coverage of its vendor programs outside the United States. See "International Expansion." This objective is addressed by a dedicated group responsible for vendor and systems integrator development activity. The Company believes that one of its major strengths is its ability and willingness to customize its programs and relationships to meet the other party's specific marketing and financial objectives. The Company believes that this ability to customize its programs and its willingness to make a capital investment in the equipment it acquires makes it an attractive lease financing source for vendors and systems integrators considering a lease financing program or relationship.

     Once a vendor program agreement is signed or a systems integrator relationship is established, the Company's implementation process with the vendor's or systems integrator's organization commences. This extensive process involves presentations and training sessions at various levels and in various locations throughout the country in which the program is to be implemented. These training programs familiarize the Company's sales employees with the other party's products, customer base and methods of doing business, and the other party's sales employees with the lease financing opportunities offered by the Company which they may make available to their existing and prospective customers. Recognizing that, with the addition of each new vendor program and systems integrator relationship, the Company incurs significant incremental costs in the implementation process, the Company intends to continue to be selective in establishing additional programs and relationships in the future.

Products Leased

     The information processing and communications equipment that the Company presently purchases for lease includes communication controllers, database machines, desktop computers (which include laptop computers), display stations, file servers, printers, tape and disk products, and network routers and automatic switches. The majority of the equipment acquired by the Company since 1994 is utilized in client/server network environments.

     Desktop and laptop computers represented approximately 80% of the equipment purchased by the Company, as measured by Dollar Volume, in 1996. Approximately 60% of its Dollar Volume for 1996 was composed of equipment, principally desktop and laptop computers, purchased under the Company's vendor programs with Dell.


Lease Terms and Conditions

     Substantially all of the Company's lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The lessee also has the responsibility of obtaining the additional items required under a net lease, such as maintenance and insurance. However, many of the Company's more creditworthy customers are permitted to self insure against equipment losses.

     The vast majority of the leases the Company enters into have a lease term of from two to four years. These leases are either operating leases or direct finance leases. Generally leases having a term of three years or less are classified as operating leases and leases having a term greater than three years are classified as direct finance leases. Although the Company is principally engaged in the business of writing operating leases, it has in the past entered into direct finance leases for material amounts of equipment and expects to do so again in the future, particularly in its European operations. See "MD&A -- Lease Accounting" for a further discussion of such leases.

     Under certain of the Company's vendor programs, the Company offers the vendor's customers "technology refresh" leases. These leases typically have a 24 or 36 month original term with an option permitting the lessee to exchange the equipment subject to the lease for new equipment on or after a designated date. Upon exercising the option, the term of the lease is extended so that its balance is equal to the 24 to 36 month original term of the lease. The "technology refresh" option permits the lessee to upgrade its equipment on specified terms and provides an opportunity for the lease to be extended.

Remarketing

     The results of the remarketing process ultimately determine the degree of profitability of a lease transaction. The Company's remarketing strategy is to keep its equipment installed in place at the end of the initial lease term. Typically, remarketing equipment in place produces better residual returns than equipment sold or leased to a third party. Prior to the expiration of the original lease term, the Company initiates the remarketing process for the related equipment. The Company is able to maximize its revenues and residual return by focusing its efforts on keeping the equipment in place at the end of the initial lease term by (1) re-leasing it to the initial lessee for a specified term, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling the equipment to the initial lessee. If the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or lease the equipment to a different customer, or sell the equipment to equipment brokers or dealers. Although the Company has been successful in remarketing in place over a majority (as measured by Dollar Volume) of its equipment coming off lease, no assurances can be given that the Company's past successes in remarketing its equipment in place will be repeated in the future, primarily because the Company has little history with respect to remarketing desktop computers, which make up a substantial and growing percentage of the Company's equipment portfolio. However, the Company believes that the residual value of the equipment it leases to its customers that is used in client/server networks, including desktop computers, is enhanced due to the "embedded" nature of products in such networks and the resulting tendency for such equipment to remain in place after the end of the original lease term. See "Factors That May Affect Future Operating Results" below.

     Procedures and obligations of the Company and its vendors with respect to remarketing are defined through the Company's equipment purchase and remarketing agreements with vendors. The Company has dedicated significant resources, through both its headquarters and field offices, to support the remarketing effort. The Company's sales force usually works directly with the vendor's sales force to remarket Company-owned equipment. The Company's sales personnel are provided incentives to remarket such equipment. In addition, through payment of a remarketing fee and a sharing of residual profits, the Company provides incentives to vendors and their sales personnel, to assist in the remarketing efforts.

     The Company's historical experience in estimating residual values may not be applicable to certain of the information processing and communications equipment that the Company has recently purchased for lease. Approximately 55% and 85% (by Dollar Volume) of such equipment purchased in 1995 and 1996, respectively, was purchased pursuant to a vendor program entered into since January 1993 or a lease financing relationship with a major systems integrator. The initial lease terms of the leases to which any material amount of such equipment is subject have not yet expired and, as a result, the Company does not yet have meaningful remarketing experience with respect to such equipment. Therefore, the Company's historical experience in estimating residual values may not be applicable to such equipment. Accordingly, for that reason and others, the Company's historical remarketing experience is not necessarily indicative of future performance and no assurances can be given that the Company will be able to achieve remarketing results in the future that are comparable to its historical remarketing results.


Default and Loss Experience

     The cumulative default and loss experience of the Company with respect to lease payments under the leases in its portfolio as of December 31, 1994, 1995 and 1996 is set forth below.

                                                        CUMULATIVE DEFAULT AND LOSS EXPERIENCE
                                                                (DOLLARS IN THOUSANDS)

                                                                FROM INCEPTION THROUGH
                                    -----------------------------------------------------------------------------

                                        DECEMBER 31, 1994          DECEMBER 31, 1995          DECEMBER 31, 1996
                                    ----------------------     -----------------------     ----------------------
                                               PERCENT OF                 PERCENT OF                  PERCENT OF
                                                 TOTAL                       TOTAL                       TOTAL
                                     AMOUNT   ACQUISITIONS     AMOUNT     ACQUISITIONS     AMOUNT    ACQUISITIONS
                                     ------   ------------     ------     ------------     -------   ------------
Total Acquisitions (1)...........   $486,176                   $635,558                    $917,900
Cumulative Gross Defaults (2)(4).   $  1,430      0.3%         $  1,526        0.2%        $  1,846      0.2%
Cumulative Recoveries (3)........        883      0.2               904        0.1              989      0.1
                                    --------      ---          --------        ---         --------      ---
Net Losses........................  $    547      0.1%         $    622        0.1%        $    857      0.1%
                                    ========      ===          ========        ===         ========      ===

_____________________________

(1) Total Acquisitions represents the total cost (aggregate purchase price of the equipment) to the Company since inception in 1986 through and including the date set forth above.
(2) Cumulative Gross Defaults represents the total defaults of all lessees experienced by the Company since inception in 1986 through and including the date set forth above measured as the aggregate of the Company's net book value in such lease and any recorded receivable on such lease at the date of default.
(3) Cumulative Recoveries represents the total recoveries with respect to defaults of all lessees since inception of the Company in 1986 through and including the date set forth above.
(4) A lessee is deemed to be in default when it fails to meet its obligations to make monthly rental payments under its lease, and fails to cure such breach, pursuant to the terms of the lease, and the Company declares the lessee in "default" by written notice to the lessee.

Process Control and Administrative Systems

     The Company has developed an administration system and controls which feature a series of checks and balances. The Company's system and controls are designed to protect against entering into lease transactions that may have undesirable economics or unacceptable levels of risk, without impeding the flow of business activity or preventing its sales organization from being creative and responsive to the needs of vendors and customers.

     The Company's regional offices are each staffed with a Director of Leasing ("DOL") and at least one Contract Administrator who work with the vendors' sales personnel to offer lease financing solutions to the vendors' end-user customers. The Company is in the process of hiring assistant DOLs for several of its regional offices. Once the Company commits to a lease transaction, its contract administrators initiate a process of systematically preparing and gathering relevant lease information and lease documentation. The contract administrators are also responsible for monitoring the documentation through the Company's home office documentation and review process. Prior to the Company entering into any lease agreement, each transaction is evaluated based on the Company's pre-determined standards regarding residual values, lease structure, lease documentation and customer credit. The Company approves, and delivers documentation to its customers, in most instances, in less than two business days after a request for approval of the transaction has been submitted to the Company's headquarters by one of its DOLs.

     The Company utilizes an Investment Committee to review the residual values it will use to price standard transactions. The Investment Committee also must approve the pricing, including residual values, for all transactions involving $1 million or more in aggregate purchase price of equipment if the pricing parameters are outside previously approved guidelines. The Investment Committee is composed of the Chief Executive Officer, Chief Financial Officer, Vice President, Leasing, Vice President, Contract Administration, Controller, Vice President-Corporate Finance and Treasurer of the Company. In addition, there is a separate credit approval process whereby aggregate customer exposures up to $2.5 million in aggregate purchase price require the approval of the Chief Financial Officer. All transactions over $2.5 million in aggregate purchase price require the additional approval of the President.

International Expansion

     Commencing in early 1996, the Company embarked on a plan to increase its geographic coverage for vendor programs by expanding its lease financing activities outside the United States. The first step in this international expansion was into Western Europe, and was accomplished in April 1996 with the acquisition of a small independent leasing company in the United Kingdom. This company focused on leasing information processing equipment. Since that time, the Company has also opened leasing offices in Germany, France, Belgium and The Netherlands. The Company has entered into a letter of intent to acquire an equipment leasing portfolio in Canada. Although no assurances can be given, the Company expects to complete that acquisition and be operational in Canada, with several leasing offices, in the relatively near future.

     The Company currently has a vendor program agreement in place with Dell Computer, covering Western Europe. Although no assurances can be given, the Company anticipates entering into other new vendor relationships covering Western Europe in 1997. The Company may participate in additional international markets in the future as may be necessary to meet the demands of existing and prospective vendors.


Financing

     The Company's financing strategy has been to obtain substantially all of its required long-term borrowings from the proceeds of sales of nonrecourse, secured debt securities in the public and private debt securities markets through "securitizations" or by other similar secured financings. From time to time, the Company will obtain long-term financing for one or more leases with a single customer. Prior to securitizing its leases, the Company finances its acquisition of equipment on a short-term basis through secured "warehouse" lines of credit until such time as its portfolio of equipment is of sufficient size to permit it to efficiently finance the portfolio on a long-term basis. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. Although the Company has not done so to date, it may engage in hedging transactions, pursuant to the hedging strategy approved by its Board of Directors, in order to protect itself, when necessary, against increases in interest rates prior to obtaining fixed rate, long-term financing for its equipment. The Company recently expanded its operations to Western Europe, and does not, as yet, have in place lines of credit to finance its leasing activities in those countries. See "MD&A -- Liquidity and Capital Resources" and "Factors That May Affect Future Operating Results" below.

     Nonrecourse Debt.   The credit standing of the Company's customers allows
the Company to obtain long-term financing for most of its leases on a nonrecourse basis. Under such a nonrecourse loan, the Company typically borrows an amount equal to the committed lease payments under the financed lease, discounted at a fixed interest rate. The lender is entitled to receive the monthly lease payments under the financed lease in repayment of the loan, and takes a security interest in the related equipment and those lease payments. The Company retains ownership of such equipment. Interest rates under this type of financing reflect the financial condition of the lessees, the term of the leases, the amount of the loan and the nature and manufacturer of the equipment.

     Historically, such nonrecourse loans have provided between 80% and 90% of the funds necessary to acquire equipment. The Company normally obtains the balance of the acquisition cost, commonly known in the leasing industry as the "equity investment" in the equipment, from the proceeds of recourse, and occasionally nonrecourse, borrowings by the Company, from its internally generated funds or from the proceeds of sales of convertible debt or its Common Stock.

     The Company is not liable for the repayment of nonrecourse loans unless the Company breaches certain limited representations and warranties in the loan agreements. The lender assumes the credit risk of each lease financed with recourse debt, and its only recourse, upon a default under a lease, is against the lessee and such equipment. Because the Company's ability to obtain nonrecourse lease financing from lenders depends on the credit standing of its lessees, the Company targets large, creditworthy customers. See "Customers" above.

     The Company utilizes the public and private debt securities markets, through securitizations, to provide a substantial portion of the nonrecourse debt it requires. The utilization of securitizations has reduced the Company's effective interest cost for its nonrecourse debt. The Company expects to obtain most of its long-term debt requirements in the future from the proceeds of sales of such debt or similar securities in the public and private debt markets. See "Factors That May Affect Future Operating Results" and "MD&A -- Liquidity and Capital Resources."

     In order to manage certain expected tax liabilities in Europe, the Company may, from time to time, finance leases generated in Europe by selling the related lease receivable. Under such arrangements, the Company would grant a security interest in the underlying equipment, rather than sell it, and thus retain its interest in the anticipated remarketing proceeds from the equipment.

     Recourse Financing.   The other significant source of financing for
equipment acquisitions by the Company is recourse borrowings, both long-term and short-term. This type of financing has been used principally to ''warehouse'' portfolios of leases and the related equipment on a short-term basis, until the Company is in a position to efficiently finance the portfolio on a long-term, nonrecourse basis. In addition, when the Company finances its equity investment in leased equipment with lenders, it often does so on a recourse basis. See "Factors That May Affect Future Operating Results" and "MD&A -- Liquidity and Capital Resources."

     The loans available to the Company under recourse arrangements are typically secured by the financed equipment and the monthly lease payments due under the related lease. Upon default by a lessee under a lease covering equipment financed through recourse borrowings, the financial institution providing the financing can seek recourse from the Company for the balance due on such financing.

COMPETITION

     The Company competes in the information processing and communications equipment leasing marketplaces with other independent leasing companies, captive lessors and bank affiliated lessors. The Company's business is highly competitive, both with respect to obtaining and maintaining vendor program arrangements and providing lease financing to end-user customers. The Company competes directly with various independent leasing companies, such as El Camino Resources, Comdisco, Leasetec and G.E. Capital, and certain captive or "semi-captive" leasing companies such as IBM Credit Corporation. Many of the Company's competitors have substantially greater resources and capital and longer operating histories.

     A substantial number of the Company's competitors are significantly larger, and have substantially greater resources, than the Company. The Company's relatively limited amount of capital places it at a disadvantage in relation to its larger competitors, particularly in connection with financing lease transactions involving large dollar volumes of equipment where the cost of the equipment substantially exceeds the amount of debt available for such financing. See "Factors That May Affect Future Operating Results."

     The Company believes it competes on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with its vendors and knowledge of its vendors' products. The Company has found it most effective to compete on the basis of providing a high level of customer service and by structuring custom vendor programs and lease transactions that meet the needs of its vendors and customers. The Company also believes that its cost of capital is comparable to that of its larger competitors, primarily due to its financing strategy of utilizing the public and private debt securities markets to finance its lease receivables. Other important elements that affect the Company's competitiveness are the high degree of knowledge and competence of its key employees, specifically relating to information processing and communications equipment and operating lease financing.


EMPLOYEES

     As of December 31, 1996, the Company had 117 employees; 24 of whom were located in its regional or field offices in the United States, 16 of whom are located in its European offices, and 77 of whom were located in its San Jose, California home office. The Company intends to hire additional personnel over the next twelve months. However, there can be no assurance that the Company will be able to attract and retain personnel with the experience and expertise necessary to meet its anticipated operating requirements. See "Factors That May Affect Future Operating Results" below.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In October 1996, the Company closed a public debt offering for $71,875,000 of Convertible Subordinated Notes subject to its Registration Statement, dated September 20, 1996, as amended. That Registration Statement and the Prospectus, dated October 3, 1996, which is a part of it (the "October Prospectus"), include a section entitled "Risk Factors," which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department by phone, at (408) 995-6565, or by mail at Leasing Solutions, Inc., 10 Almaden Boulevard, Suite 1500, San Jose, California 95113.

                            ITEM 2.     PROPERTIES

     The Company's home office is located in leased space at 10 Almaden Boulevard, Suite 1500, San Jose, California 95113. The Company also leases office space for its regional offices in the Atlanta, Boston, Chicago, Dallas, New York and Los Angeles metropolitan areas. The aggregate monthly rent under the Company's U.S. office leases, with respect to an aggregate of approximately 28,500 square feet, was approximately $50,000 as of December 31, 1996. The Company also leases office space in the United Kingdom, France and Germany. The aggregate monthly rent under the Company's European office leases, with respect to an aggregate of approximately 7,100 square feet, was approximately $18,000 as of December 31, 1996.

                         ITEM 3.    LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings, and is not aware of any pending or threatened legal proceedings that would have a material adverse effect upon its financial condition or results of operations.

                        ITEM 4.   SUBMISSION OF MATTERS
                         TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders of the Company during the fourth quarter of 1996.

                                    PART II

                ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED SHAREHOLDERS MATTERS

DIVIDEND POLICY

     The Company has never paid a dividend to shareholders and does not anticipate paying a dividend in the foreseeable future, as the Company's Board of Directors intends to retain earnings for use in the business. One of the agreements with respect to the Company's secured bank lines of credit includes a covenant which prohibits the Company from paying dividends in any year in excess of 25% of its net income for that year. Any future determination concerning the payment of dividends will depend upon any such dividend restrictions, the Company's financial condition, the Company's results of operations, and such other factors as the Board of Directors deems relevant.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol LSSI. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market.

                                                               HIGH      LOW
                                                               ----      ---
1995
     First Quarter.........................................   $10.375  $ 6.375
     Second Quarter........................................    12.000    9.125
     Third Quarter.........................................    15.250   11.000
     Fourth Quarter........................................    16.250   12.500

1996
     First Quarter.........................................   $15.620  $12.500
     Second Quarter........................................    17.250   12.375
     Third Quarter.........................................    30.250   13.000
     Fourth Quarter........................................    35.500   23.750

     As of December 31, 1996, there were approximately 150 shareholders of record of the Company's Common Stock.

                ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                   1992         1993      1994      1995      1996
                                                   ----         ----      ----      ----      ----
                                                           (In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
     Operating lease revenue......................   $23,730  $ 43,871  $ 55,319  $ 77,317  $141,838
     Earned lease income..........................     5,341     6,603     4,256     2,885     2,091
     Other........................................     1,032       344       512       474       667
                                                     -------  --------  --------  --------  --------
     Total revenues...............................    30,103    50,818    60,087    80,676   144,596
                                                     -------  --------  --------  --------  --------
Costs and expenses:
     Depreciation - operating leases..............    14,209    29,830    37,781    51,164    96,256

     Selling, general and administrative expenses.     6,197     7,435     7,294     8,584    12,300
     Interest expense.............................     6,459     7,701     6,523    10,428    19,018
     Other........................................       250       391       837       641     1,100
                                                     -------  --------  --------  --------  --------
     Total costs and expenses.....................    27,115    45,357    52,435    70,817   128,674
                                                     -------  --------  --------  --------  --------
Income before income taxes........................     2,988     5,461     7,652     9,859    15,922
Provision for income taxes........................     1,180     2,242     3,060     3,931     6,549
                                                     -------  --------  --------  --------  --------
Net income........................................   $ 1,808  $  3,219  $  4,592  $  5,928  $  9,373
                                                     =======  ========  ========  ========  ========
Net income per share..............................      $.43      $.66      $.75      $.93     $1.16
                                                     =======  ========  ========  ========  ========

 Shares used in computing per share amounts.......    4,247     4,884     6,096     6,373     8,077
                                                     =======  ========  ========  ========  ========

                                                                     AT DECEMBER 31,
                                                   -------------------------------------------------
                                                        1992      1993      1994      1995      1996
                                                        ----      ----      ----      ----      ----
BALANCE SHEET DATA:
     Investment in leases..........................  $68,577  $ 93,891  $124,621  $208,483  $376,960
     Total assets..................................   74,096   100,715   141,364   224,102   407,291
     Recourse debt.................................    8,077     7,503     9,897    71,681   182,739
     Nonrecourse debt..............................   58,078    68,878    89,594    93,354   138,919
     Shareholders' equity..........................    3,744    11,099    24,438    30,912    63,556

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LEASE ACCOUNTING

     Since 1990, the Company has principally engaged in two types of lease transactions which, in accordance with Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases", are classified as operating leases or direct finance leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

     Direct Finance Leases. Direct finance leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is a direct finance lease if the collectibility of lease payments is reasonably certain and it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (4) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at inception of the lease.

     Direct finance leases are recorded as "Investment in direct finance leases" upon acceptance of the equipment by the customer. At the inception of the lease, unearned lease income represents the amount by which the gross lease payments receivable plus estimated residual value exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as earned lease income over the lease term.

     Operating Leases. All lease contracts which do not meet the criteria of direct finance leases are accounted for as operating leases. Monthly lease payments are recorded as operating lease revenues. Leased equipment is recorded, at the Company's cost, as "Investment in operating leases" and depreciated on a straight-line basis over the lease term to the estimated residual value at the expiration of the lease term. The residual value of an item of leased equipment is its fair market value at the expiration of the lease. Residual values are estimated at the inception of the lease and reviewed quarterly over the term of the lease. Estimated residual values of leased equipment may be adjusted downward, if necessary. Decreases in estimated residual values are made as the change in residual value becomes apparent, and are reflected over the remaining term of the lease by increased depreciation expense for operating leases or by decreased earned lease income for direct finance leases.

     When equipment is sold, the net proceeds realized in excess of the estimated residual value are generally recorded as a "Operating Lease Revenue", or the amount by which the estimated residual value exceeds the net proceeds is recorded as a loss. See "Business-Leasing and Sales Activities-Remarketing." When equipment is re-leased, the Company continues to depreciate the equipment in accordance with the Company's then current estimate of its residual value, and the monthly lease payments are recorded as revenue when billed.

     Substantially all of the leases which the Company enters into are noncancelable transactions under which the obligor must make all scheduled payments, maintain the equipment, accept the risk of loss of such equipment and pay all equipment related taxes. See "Business - Leasing and Sales Activities - Lease Terms and Conditions."


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996

     Revenues. Revenues increased $20,589,000, or 34%, from $60,087,000 in 1994 to $80,676,000 in 1995, and $63,920,000, or 79%, to $144,596,000 in 1996.
Operating lease revenue increased $21,998,000, or 40%, from $55,319,000 in 1994 to $77,317,000 in 1995, and $64,521,000, or 83%, to $141,838,000 in 1996. The
increase in operating lease revenue for both periods reflects a higher average investment in operating leases, resulting from increases in operating leases originated or acquired by the Company over the three year period. Earned lease income decreased $1,371,000, or 32%, from $4,256,000 in 1994 to $2,885,000 in
1995, and $794,000, or 27%, to $2,091,000 in 1996, as a result of outstanding direct finance leases being paid down and fewer new direct finance leases being originated, due principally to the Company's focus on operating leases.

     Depreciation - Operating Leases. Depreciation increased $13,383,000, or 35%, from $37,781,000 in 1994 to $51,164,000 in 1995, and $45,092,000, or 88%,
to $96,256,000 in 1996. The increase in depreciation for both years is principally the result of an increase in the operating lease base, resulting from increases in operating leases originated or acquired by the Company over the three year period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,290,000, or 18%, from $7,294,000 in 1994 to $8,584,000 in 1995, and $3,716,000, or 43%, to $12,300,000 in 1996. The
increase, for both years, is due to increased personnel costs and compensation associated with the overall growth in leasing activities, particularly increases in personnel in the Company's lease contract administration and information systems to support such growth, and an increase in discretionary year end bonuses from the prior year. In addition, a substantial increase in personnel in 1996, resulting from the Company's expansion to Europe, was a significant contributor to the increase in SG&A expenses in 1996. The 1996 SG&A expenses were also significantly affected by increases in travel costs associated with increased leasing activity and the commencement of the Company's operations in Europe, and increased occupancy costs resulting from an expansion of the Company's headquarters and the commencement of the Company's operations in the United Kingdom.

     Interest Expense. Interest expense increased $3,905,000, or 60%, from $6,523,000 in 1994 to $10,428,000 in 1995, and $8,590,000, or 82%, to
$19,018,000 in 1996. The increase in interest expense in 1995 was due to higher average recourse and nonrecourse debt outstanding, related to the higher average investment in leases, and an increase in the Company's weighted average interest rate. The increased rates in 1995 resulted principally from the issuance of $17.5 million of nonrecourse subordinated debt to finance a portion of the Company's then existing equity investments in leases, thus providing cash for future equity investments in leases. The increase in 1996 was due to higher recourse and nonrecourse debt outstanding, related to the higher average investment in leases.

     Income Taxes. Provisions for income taxes were 40.0%, 39.9% and 41.1% of income before income taxes for the years 1994, 1995 and 1996, respectively. The increase in the effective tax rates from 1995 to 1996 relates primarily to changes in the geographic distribution of the Company's income to states with higher tax rates.

     Net Income. As a result of the foregoing factors, net income and net income per share increased in each of the years ended December 31, 1994, 1995 and 1996. Net income increased $1,336,000, or 29%, from $4,592,000 in 1994 to
$5,928,000 in 1995, and $3,445,000, or 58%, to $9,373,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash flow from operations of $83,593,000 during 1996, compared to net income of $9,373,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses, such as depreciation and amortization, of $96,972,000, offset by uses of cash in operations, including resulting changes in accounts receivable, accounts payable, deferred income taxes, and other assets and liabilities, totaling $22,752,000. Investing activities, which are primarily related to investments in equipment for lease, used $262,388,000 during the period. Financing activities generated $177,126,000 from $564,795,000 in new borrowings of recourse and nonrecourse debt and $22,997,000 from the Company's issuance of common stock in its public offering in February, 1996 and upon exercise of options, aggregating $587,792,000, offset by repayment of capital lease obligations and recourse and nonrecourse borrowings, aggregating $410,666,000. Additionally, the impact of exchange rate changes on cash was $134,000. The net result of the above activity for 1996 was a decrease in cash and cash equivalents of $1,535,000.

     The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. In 1994, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables, Inc., obtained long-term financing for its leasing activity through the issuance of secured, nonrecourse debt securities. Additionally, in January 1997, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables II, Inc., obtained long-term financing for its leasing activities through a commercial paper-backed conduit, revolving $100,000,000, nonrecourse line of credit provided by an affiliate of a money center bank. Borrowings under this facility of approximately $51,000,000, as of January 31, 1997, bear interest at a rate of 7.4%. These borrowings

("Securitizations") are secured by lease receivables and the underlying equipment financed under such arrangements.

     In February, 1996, the Company closed a public stock offering in which it sold 1,800,000 shares of the Company's Common Stock. The Company received net proceeds of approximately $22,540,000 from the offering.

     In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven year notes bear interest at a rate of 6.875% per annum and are convertible into the Company's Common Stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. These equity and debt public offerings were made principally to raise "equity" for the Company's purchase of equipment for lease to its customers.

     Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities totalled $170,000,000 at December 31, 1996. A brief description of each of those facilities follows.

     (1) $155,000,000 revolving facility syndicated with ten banks, expiring September 11, 1997. At December 31, 1996, $99,469,000, with a weighted average interest rate of 7.3% per annum, was outstanding under this facility. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate or LIBOR plus 135 basis points.

     (2) $15,000,000 revolving facility with one bank, with borrowings available through April 30, 1997, and repayments due 240 days after borrowing. Borrowings under the facility bear interest at LIBOR plus 250 basis points.

     The Company also has a $15,000,000 revolving facility, expiring October 15, 1997, with one bank. Borrowings under the facility bear interest at the bank's prime rate. The proceeds of borrowings under this line are used exclusively to fund certain accounts payable to one of the Company's vendors resulting from the purchase of equipment for lease to one significant customer of the Company.

     The Company presently expects to enter into a $15,000,000 revolving facility with another bank in the reasonably near future. Borrowings under this facility are expected to bear interest at the bank's prime rate plus 75 basis points and the facility is expected to have a one year term. In addition to interim financing of lease transactions, proceeds borrowed under this facility are expected to be available for general corporate purposes.

     The Company allowed the two facilities described above to expire. It did so because it did not, at the time, need the availability provided by the facilities, given the increase in availability under its syndicated line described above in September 1996 and the almost $70,000,000 in net proceeds received from its convertible debt offering described above.

     In March 1996, the Company entered into a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. Although this facility expired in March 1997, the Company expects to renew it in the reasonably near future for an additional one year period. Borrowings under the facility bear interest at a rate of 125 basis points over average life treasuries at the time of borrowing. To date, the Company has refinanced approximately $59,177,000 of borrowings under its other short-term facilities through this facility. At December 31, 1996, $41,427,000 was outstanding under this facility and the weighted average interest rate on that amount was 7.0%. The Company expects to refinance, from time to time, under this facility, additional borrowings under its other short-term facilities in order to fix the interest rate for these borrowings.

     Borrowings under the above-described facilities are generally secured by lease receivables and the underlying equipment financed under the facility. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. The agreements for the facilities contain covenants regarding leverage (a recourse liabilities-to-equity ratio of not more than 4.5 to 1), interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. At December 31, 1996, the Company had a recourse liabilities-to-equity ratio of 3.2 to 1. If the Company finances, on a long-term, nonrecourse basis, the equipment and related leases presently financed under short-term, recourse facilities, its recourse liabilities to equity ratio will decrease to below 1 to 1.

     Occasionally, the Company will obtain long-term, nonrecourse financing for individual significant lease transactions at the time or shortly after it purchases the related equipment. The Company borrowed an aggregate of $52,257,000 under such arrangements in 1996. An aggregate of $80,797,000, ($11,395,000 of which is recourse), with a weighted average interest rate of 7.8% per annum, remained outstanding under all such arrangements as of December 31, 1996.

     The Company's debt financing activities typically provide approximately 80% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. The 10% to 20% balance of the purchase price (the Company's equity investment in equipment) must generally be financed by cash flow from its operations, the proceeds of subordinated debt, or its equivalent, or recourse debt, or common stock or convertible debt sold by the Company. Debt financing for the Company's equity investment is not readily available in the marketplace and may require an interest rate materially higher than is required by the Company's conventional debt financing. Although the Company expects that the credit quality of its lessees and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms or at all.

     The arrangements under which the Company expects to finance its leasing activities in Europe are likely to be substantially similar to the lease financing arrangements utilized by the Company in the United States. The Company's European subsidiaries will engage in nonrecourse and recourse borrowings, with terms comparable to its domestic borrowings, to provide most of the purchase price of equipment and finance its equity investment in equipment from one or more of the equity sources described above. The Company has not yet secured lines of credit to support its European leasing activities. However, although no assurances can be given, it expects that one or more of such lines, to be provided by both United States financial institutions currently lending to the Company and by European financial institutions, will be put in place prior to the end of the second quarter of 1997.

     The Company's current lines of credit, if renewed or replaced, the renewal of recently expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and nonrecourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing and recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.


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

     The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, as a result of sales by the Company of equipment it has leased to its customers or of sales of the lease receivables under the leases with its customers. Such sales of equipment or lease receivables, which are an ordinary but not predictable part of the Company's business, will have the effect of increasing revenues, and, to the extent sales proceeds exceed net book value, net income, during the quarter in which the sale occurs. Furthermore, any such sale may result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company will not receive lease revenue from the sold equipment in those quarters.

     Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This report includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, without limitation, with respect to demand and competition for the Company's lease financing services and the products leased by the Company, the continued availability to the Company of adequate financing, risks and uncertainties of doing business in Europe and in other foreign countries, the ability of the Company to recover its investment in equipment through remarketing and the ability of the Company to manage its growth, are forward-looking statements. These statements are based on certain assumptions and, in certain cases, analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks or uncertainties, including the risk factors described in the October Prospectus (See "Business-Factors That May Affect Future Operating Results"), general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors and existing shareholders are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in forward-looking statements.

                        ITEM 8.   FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and the Independent Auditors' Report thereon are contained on pages F-1 through F-16 of this Form 10-K.

                  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not Applicable

                                   PART III

                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

     Incorporated by reference from the section entitled "Election of Directors" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Shareholders to be held on May 29, 1997.

                       ITEM 11.   EXECUTIVE COMPENSATION

     Incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Shareholders to be held on May 29, 1997.

                   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the section entitled "Security Ownership of Management and Principal Shareholders" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Shareholders to be held on May 29, 1997.

                       ITEM 13.   CERTAIN RELATIONSHIPS
                           AND RELATED TRANSACTIONS

                                Not Applicable

                                    PART IV

              ITEM 14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULE,
                            AND REPORTS ON FORM 8-K


     (a) (1)   FINANCIAL STATEMENTS:
               ---------------------

DESCRIPTION                                                                                Page
-------------------------------------------------------------------------------------      ----
Independent Auditors' Report                                                               F-1

Consolidated Balance Sheets - December 31, 1996 and 1995                                   F-2

Consolidated Income Statements - Years ended December 31, 1996, 1995 and 1994              F-3

Consolidated Statements of Shareholders' Equity - Years Ended December
 31, 1996, 1995 and 1994                                                                   F-4

Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994       F-5

Notes to Consolidated Financial Statements                                                 F-6

         (2)   FINANCIAL STATEMENT SCHEDULE:
               ----------------------------

DESCRIPTION                                                                                Page
-------------------------------------------------------------------------------------      ----
Schedule II    Valuation and Qualifying Accounts                                           S-1

         (3)   EXHIBITS:  The following exhibits are filed herewith:
               --------

     EXHIBIT NO.     DOCUMENT
     -----------     --------
     3.1(1)          Articles of Incorporation of the Company, as amended to date.
     3.2(1)          By-Laws of the Company.
     10.30(1)        Form of Master Lease Agreement of the Company and form of supplement thereto.
     10.31(8)(9)     Employee Bonus Program.
     10.32(8)(9)     Deferred Income Plan.
     10.33(1)(9)     1986 Stock Option Plan and form of Incentive Stock Option Agreement.
     10.35(1)        Stock Purchase Agreement, dated June 19, 1986, between Hal J Krauter and the Company.
     10.36(1)        Stock Purchase Agreement, dated July 17, 1986, between Louis R. Adimare and the Company.
     10.37(1)        Stock Purchase Agreement, dated August 11, 1987, between Louis R. Adimare and the Company.
     10.38(1)        Stock Purchase Agreement, dated July 13, 1990, between George L. Bragg and the Company.
     10.39(1)        Lease Agreement, dated June 18, 1988, between Almaden Tower Partners and the Company for offices at 10 Almaden Blvd., San Jose, California, as amended.
     10.39.1(2)      Lease Amendment, dated June 28, 1993, between Almaden Tower Partners and the Company.
     10.45(i)(2)     Purchase Agreement Number 1, dated March 25, 1993, between Storage Technology Corporation
                     ("STC") and the Company, as amended, without exhibits, including Bill of Sale and Assignment.
     10.48(i)(2)     Marketing Agreement, dated July 1, 1993, between Apple Computer, Inc. and the Company, as amended.
     10.49(13)       Purchase Agreement Number 8, dated December 20, 1995, between STC and the Company, without exhibits, including Bill of Sale and Assignment.
     10.54(3)(9)     1994 Employee Stock Purchase Plan.

     10.55(4)        Indenture, dated as of March 1, 1994, between Leasing Solutions Receivables, Inc. ("LSRI") and Bankers Trust
                     Company ("BTC"), and the Contribution and Servicing Agreement, Indemnification Agreement, and Insurance and
                     Indemnity Agreement related thereto.
     10.56(6)        Warehousing Loan and Security Agreement, dated as of May 31, 1994, between NationsBanc Leasing Corporation and the Company ("NationsBanc Agreement").
     10.56.1(6)      Amendment to NationsBanc Agreement, dated October 3, 1994.
     10.56.2(7)      Amendment to NationsBanc Agreement, dated April 30, 1995.
     10.56.3(7)      Amendment to NationsBanc Agreement, dated August 6, 1995.
     10.56.4(12)     Amendment to NationsBanc Agreement, dated February 29, 1996.
     10.59(4)        Indenture, dated as of December 1, 1994, between LSRI and BTC, and the Contribution and Servicing Agreement,
                     Indemnification Agreement, and Insurance and Indemnity Agreement related thereto.
     10.60(6)        Indenture, dated as of March 1, 1995, between BTC and LSRI.
     10.61(5) (9)    1995 Stock Option and Incentive Plan.
     10.62(7)        Marketing Agreement, dated June 1, 1995, between Dell Products, L.P. and the Company.
     10.68(11)       Lease Receivables Purchase Agreement, dated as of March 27, 1996, among CXC Incorporated, as Purchaser,
                     Citicorp North America, Inc., as Agent, and Leasing Solutions, Inc., as Seller and the Collection Agent.
     10.69(12)       Credit Agreement and Security Agreement between Leasing Solutions, Inc. and Wells Fargo Bank, National
                     Association, dated May 30, 1996.
     10.71(8)        Warehousing Credit Agreement and Security Agreement, dated September 13, 1996, among The First National Bank of
                     Boston, as agent, a syndicate of banks and the Company, as amended.
     10.72(8)        Marketing Agreement, dated July 24, 1996, between NCR Corporation and the Company.
     21.1            Subsidiaries of the Registrant
     23.1            Independent Auditors' Consent and Report on Schedule, Deloitte & Touche LLP
     24.1            Power of Attorney
     27              Financial Data Schedule.

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-57944), as amended, originally filed with the Securities and Exchange Commission on February 5, 1993, which Exhibit is incorporated herein by this reference.

(2) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-74540), as amended, originally filed with the Securities and Exchange Commission on January 28, 1994, which Exhibit is incorporated herein by this reference.

(3) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-85746), filed with the Securities and Exchange Commission on October 28, 1994, which Exhibit is incorporated by this reference.

(4) Previously filed as an Exhibit to LRSI's Registration Statement on Form S-3 (Registration No. 33-74394), as amended, filed with the Securities and Exchange Commission on April 4, 1994, or LRSI's Form 8-K Current Report, dated April 7, 1994, or LRSI's Form 8-K Current Report, dated December 15, 1994, filed with the Securities and Exchange Commission, which Exhibit is incorporated herein by this reference.

(5) Previously filed as an Exhibit to the Company's Proxy Statement in connection with its 1995 Annual Meeting of Shareholders.

(6) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994, which Exhibit is incorporated herein by this reference.

(7) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-00740), as amended, originally filed with the Securities and Exchange Commission on January 29, 1996, which Exhibit is incorporated herein by this reference.

(8)  Filed as an Exhibit to this Annual Report on Form 10-K Annual Report.

(9)  Executive compensation plan or arrangement.

(10) Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-12355), as amended, originally filed with the Securities and Exchange Commission on September 20, 1996, which Exhibit is incorporated herein by this reference.

(11) Previously filed as an Exhibit to the Company's Quarterly Report for the quarterly period ending March 31, 1996.

(12) Previously filed as an Exhibit to the Company's Quarterly Report for the quarterly period ending June 30, 1996.

(13) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(i) Confidential treatment has been accorded certain information contained in this exhibit.

(b)  REPORTS ON FORM 8-K
     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Hal J Krauter and Robert J. Kearns III, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intent and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute of substitutes, may lawfully do or cause to be done or by virtue hereof.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

LEASING SOLUTIONS, INC.


By:  /s/ Hal J Krauter                                Dated: March 31, 1997
      ------------------------                               -----------------
     Hal J Krauter
     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated.

NAME                        TITLE                                               DATE
--------------------------  ------------------------                            --------------
/s/ Hal J Krauter           President, Chief Executive Officer, Chairman,       March 31, 1997
--------------------------
Hal J Krauter               and Director (Principal Executive Officer)


/s/ Robert J. Kearns III    Executive Vice President, Finance and Chief         March 31, 1997
--------------------------
Robert J. Kearns III        Financial Officer (Principal Financial Officer
                            and Principal Accounting Officer)


/s/ Louis R. Adimare        Director                                            March 31, 1997
--------------------------
Louis R. Adimare


/s/ George L. Bragg         Director                                            March 31, 1997
--------------------------
George L. Bragg


/s/ James C. Castle         Director                                            March 31, 1997
--------------------------
James C. Castle

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Leasing Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of Leasing Solutions, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leasing Solutions, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Jose, California
January 22, 1997

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995

                                    ASSETS

                                               1996          1995
                                           ------------  ------------
Cash and cash equivalents................. $  6,888,000  $  8,423,000
Accounts receivable.......................   11,534,000     4,068,000
Investment in direct finance leases-net...   15,088,000    18,461,000
Investment in operating leases-net........  361,872,000   190,022,000
Property and equipment-net................    2,338,000     1,527,000
Other assets..............................    9,571,000     1,601,000
                                           ------------  ------------

     TOTAL ASSETS......................... $407,291,000  $224,102,000
                                           ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable-equipment purchases...... $  4,252,000  $ 19,376,000
Accrued and other liabilities.............    9,497,000     6,262,000
Recourse debt.............................  182,739,000    71,681,000
Nonrecourse debt..........................  138,919,000    93,354,000
Capital lease obligations.................           --       143,000
Deferred income taxes.....................    8,328,000     2,374,000
                                           ------------  ------------

     TOTAL LIABILITIES....................  343,735,000   193,190,000
                                           ------------  ------------

COMMITMENTS (Note 8)......................           --            --

SHAREHOLDERS' EQUITY
Preferred stock, authorized 5,000,000
 shares; none outstanding
Common stock, authorized 20,000,000
 shares;shares outstanding:
 1996 - 8,170,836; 1995 - 6,263,930.......   37,658,000    14,661,000
Retained earnings.........................   25,624,000    16,251,000
Accumulated translation adjustment........      274,000            --
                                           ------------  ------------

TOTAL SHAREHOLDERS' EQUITY................   63,556,000    30,912,000
                                           ------------  ------------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY................. $407,291,000  $224,102,000
                                           ============  ============

                See Notes to Consolidated Financial Statements.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                1996         1995         1994
                                            ------------  -----------  -----------
REVENUES
     Operating lease revenue............... $141,838,000  $77,317,000  $55,319,000
     Earned lease income...................    2,091,000    2,885,000    4,256,000
     Interest income.......................      393,000      462,000      327,000
     Other.................................      274,000       12,000      185,000
                                            ------------  -----------  -----------
          TOTAL REVENUES...................  144,596,000   80,676,000   60,087,000
                                            ------------  -----------  -----------

COSTS AND EXPENSES
     Depreciation - operating leases.......   96,256,000   51,164,000   37,781,000
     Selling, general and administrative...   12,300,000    8,584,000    7,294,000
     Interest..............................   19,018,000   10,428,000    6,523,000
     Other.................................    1,100,000      641,000      837,000
                                            ------------  -----------  -----------
          TOTAL COSTS AND EXPENSES.........  128,674,000   70,817,000   52,435,000
                                            ------------  -----------  -----------
INCOME BEFORE INCOME TAXES.................   15,922,000    9,859,000    7,652,000
PROVISION FOR INCOME TAXES.................    6,549,000    3,931,000    3,060,000
                                            ------------  -----------  -----------
NET INCOME................................. $  9,373,000  $ 5,928,000  $ 4,592,000
                                            ============  ===========  ===========
NET INCOME PER COMMON AND
     COMMON EQUIVALENT SHARE............... $       1.16  $       .93  $       .75
                                            ============  ===========  ===========

COMMON AND COMMON EQUIVALENT SHARES........    8,077,000    6,373,000    6,096,000
                                            ============  ===========  ===========

                See Notes to Consolidated Financial Statements.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            COMMON STOCK
                                                      ---------------------
                                                                                            ACCUMULATED
                                                                                 RETAINED   TRANSLATION
                                                        SHARES       AMOUNT      EARNINGS    ADJUSTMENT      TOTAL
                                                      ---------- -----------  ------------ ------------ ------------
BALANCES, January 1, 1994...........................   5,042,434  $ 5,368,000  $ 5,731,000           --  $11,099,000
Issuance of common stock............................   1,009,190    8,564,000           --           --    8,564,000
Exercise of stock options...........................      85,305       78,000           --           --       78,000
Tax benefit of stock option transactions............          --      105,000           --           --      105,000
Net income..........................................          --           --    4,592,000           --    4,592,000
                                                       ---------  -----------  -----------  -----------  -----------
BALANCES, December 31, 1994.........................   6,136,929   14,115,000   10,323,000           --   24,438,000
Issuance of common stock............................      10,122       87,000           --           --       87,000
Exercise of stock options...........................     116,879      190,000           --           --      190,000
Tax benefit of stock option transactions............          --      269,000           --           --      269,000
Net income..........................................          --           --    5,928,000           --    5,928,000
                                                       ---------  -----------  -----------  -----------  -----------
BALANCES, December 31, 1995.........................   6,263,930   14,661,000   16,251,000           --   30,912,000
Issuance of common stock............................   1,854,705   22,616,000           --           --   22,616,000
Exercise of stock options...........................      52,201      221,000           --           --      221,000
Tax benefit of stock option transactions............          --      160,000           --           --      160,000
Accumulated translation adjustment..................          --           --           --     $274,000      274,000
Net income..........................................          --           --    9,373,000           --    9,373,000
                                                       ---------  -----------  -----------  -----------  -----------
BALANCES, December 31, 1996.........................   8,170,836  $37,658,000  $25,624,000     $274,000  $63,556,000
                                                       =========  ===========  ===========  ===========  ===========



                See Notes to Consolidated Financial Statements.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            1996            1995           1994
                                                                       --------------  --------------  -------------
OPERATING ACTIVITIES
Net income...........................................................  $   9,373,000   $   5,928,000   $  4,592,000
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization......................................     96,972,000      51,655,000     38,136,000
  Provision for uncollectible amounts................................         55,000              --          5,000
  Deferred income taxes..............................................      5,954,000       1,415,000        820,000
  Changes in assets and liabilities:
   Accounts receivable...............................................     (7,196,000)     (1,655,000)      (157,000)
   Other assets......................................................     (8,914,000)         88,000     (1,018,000)
   Accounts payable - equipment purchases............................    (15,381,000)      7,499,000      5,334,000
   Accrued and other liabilities.....................................      2,730,000       1,982,000     (1,904,000)
                                                                       -------------   -------------   ------------
Net cash provided by operating activities............................     83,593,000      66,912,000     45,808,000
                                                                       -------------   -------------   ------------

INVESTING ACTIVITIES
Property and equipment purchases.....................................     (1,527,000)       (921,000)      (636,000)
Cash received over revenue recognized................................     19,701,000      14,356,000     17,052,000
Cash paid for acquisitions, net of cash received.....................     (1,100,000)             --             --
Cost of equipment acquired for lease.................................   (279,462,000)   (149,382,000)   (82,980,000)
Cost of equipment acquired for lease-related party...................             --              --     (2,588,000)
                                                                       -------------   -------------   ------------
Net cash used for investing activities...............................   (262,388,000)   (135,947,000)   (69,152,000)
                                                                       -------------   -------------   ------------

FINANCING ACTIVITIES
Borrowings:
  Nonrecourse........................................................    119,035,000      61,307,000    114,600,000
  Recourse...........................................................    445,760,000     105,597,000     76,428,000
Repayments:
  Nonrecourse........................................................    (75,821,000)    (57,547,000)   (93,884,000)
  Recourse...........................................................   (334,702,000)    (43,813,000)   (74,034,000)
Issuance of common stock.............................................     22,997,000         277,000      8,747,000
Repayment of capital lease obligations...............................       (143,000)        (69,000)       (50,000)
                                                                       -------------   -------------   ------------
Net cash provided by financing activities............................    177,126,000      65,752,000     31,807,000
                                                                       -------------   -------------   ------------
IMPACT OF EXCHANGE RATE CHANGES
 ON CASH.............................................................        134,000              --             --
                                                                       -------------   -------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................     (1,535,000)     (3,283,000)     8,463,000

CASH AND CASH EQUIVALENTS
  Beginning of year..................................................      8,423,000      11,706,000      3,243,000
                                                                       -------------   -------------   ------------

  End of year........................................................  $   6,888,000   $   8,423,000   $ 11,706,000
                                                                       =============   =============   ============

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   THE BUSINESS

     Leasing Solutions, Inc. (the "Company") was incorporated in California and commenced operations in June 1986. The Company is principally a vendor leasing company engaged in the business of leasing information processing and communications equipment, primarily to large, domestic, creditworthy customers in a variety of industries. In February 1994, the Company formed a wholly-owned subsidiary, Leasing Solutions Receivables, Inc., as a special purpose corporation to issue debt securities collateralized by lease receivables and the underlying leased equipment.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Leasing Solutions Receivables, Inc. and Leasing Solutions International, LTD., after elimination of intercompany accounts and transactions.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such management estimates include the allowance for doubtful accounts receivable, residual values on leased equipment, certain accruals and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

     Cash and cash equivalents - Cash equivalents are highly liquid debt instruments with a remaining maturity of three months or less from date of purchase by the Company. At December 31, 1996 and 1995, $3,429,000 and $3,983,000, respectively, of such amount was restricted in connection with certain debt securities issued by the Company and was not available for other uses (see Note 7).

     Investment in direct finance leases - Lease contracts (whether financed with recourse or nonrecourse debt) which meet the appropriate criteria specified in Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting For Leases" are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Original unearned lease income represents the excess of the gross lease receivable and estimated residual value over the equipment cost. Unearned lease income is recognized as revenue (earned lease income) over the lease term at a constant rate of return on the net investment in the lease.

     Investment in operating leases - Leases which do not meet the criteria of direct finance leases are accounted for as operating leases. Leased equipment is recorded at cost and depreciated over the lease term, to the estimated residual value at the expiration of the lease term, generally on a straight-line basis. Purchased portfolios of certain leases are depreciated on an accelerated method. The Company reviews estimated net realizable values on a regular basis and adjustments are made as necessary.

     Initial direct costs are capitalized and amortized over the original lease term.

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives, which range from three to five years.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" effective January 1, 1995. The adoption of this statement had no effect on the Company's financial condition or results of operations.

     Income taxes - Income taxes are reported using the asset and liability approach, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     Net income per share - Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents (stock options and warrants) outstanding during the year. The difference between primary and fully diluted net income per share is not significant in any year.

     Stock-based compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     Foreign currency translation. - The assets and liabilities of foreign subsidiaries are translated at year end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses from translation are recorded directly into a separate component of stockholders' equity.

     Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company's leases are generally with large creditworthy lessees. Management believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

     Recent Accounting Pronouncement - In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), was issued. SFAS 125 establishes accounting and reporting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996.

     Certain significant risks and uncertainties - During fiscal 1996, three customers accounted for a total of 45% of the Company's revenues. There can be no assurance that loss of any of these customers would not have a material adverse impact on the Company's results of operations.

     Reclassifications - Certain items have been reclassified in the prior period financial statements to conform to the 1996 presentation and had no effect on net income or shareholders' equity.

3.   INVESTMENT IN DIRECT FINANCE LEASES

     Investment in direct finance leases represents equipment leased for up to five years. The components of the net investment in direct finance leases, as of December 31, are as follows:

                                                                                     1996          1995
                                                                                     ----          ----
Minimum lease payments receivable.....................................        $15,397,000   $19,832,000
Estimated unguaranteed residual value.................................          1,609,000     1,372,000
Initial direct costs - net............................................             12,000        73,000
Unearned lease income.................................................         (1,930,000)   (2,816,000)
                                                                              -----------   -----------

Investment in direct finance leases-net...............................        $15,088,000   $18,461,000
                                                                              ===========   ===========

     Interest rates implicit in the leases generally range from 5% to 22%.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   INVESTMENT IN OPERATING LEASES

     Investment in operating leases primarily represents equipment leased for two to three years. The components of the net investment in operating leases, as of December 31, are as follows:

                                                                  1996                       1995
                                                                  ----                       ----
     Equipment under operating leases................... $ 560,128,000              $ 301,255,000
     Initial direct costs - net.........................     4,316,000                  1,664,000
     Accumulated depreciation...........................  (202,404,000)              (112,784,000)
     Allowance for doubtful accounts....................      (168,000)                  (113,000)
                                                         -------------              -------------

     Investment in operating leases  -  net............. $ 361,872,000              $ 190,022,000
                                                         =============              =============



5.   FUTURE MINIMUM LEASE PAYMENTS

     Future minimum lease payments to be received by the Company on direct finance leases and noncancelable operating leases, as of December 31, 1996, are as follows:

     YEARS ENDING DECEMBER 31                                   DIRECT
     ------------------------
                                                               FINANCE                  OPERATING
                                                                LEASES                     LEASES
                                                                ------                     ------
     1997...............................................  $  6,025,000              $ 140,783,000
     1998...............................................     4,703,000                 97,178,000
     1999...............................................     3,191,000                 37,839,000
     2000...............................................     1,375,000                    616,000
     2001...............................................       103,000                     83,000
                                                          ------------              -------------
     TOTAL..............................................  $ 15,397,000              $ 276,499,000
                                                          ============              =============

6.   PROPERTY AND EQUIPMENT

     Property and equipment, as of December 31, consist of:

                                                                  1996                       1995
                                                                  ----                       ----
     Equipment and software............................  $   3,691,000              $   2,399,000
     Furniture.........................................        613,000                    245,000
                                                         -------------              -------------
     Total.............................................      4,304,000                  2,644,000
     Accumulated depreciation..........................     (1,966,000)                (1,117,000)
                                                         -------------              -------------
     Property and equipment - net......................  $   2,338,000              $   1,527,000
                                                         =============              =============

7.   DEBT AND CREDIT FACILITIES

     The Company and its wholly-owned subsidiary, Leasing Solutions Receivables, Inc. (the "Subsidiary"), utilize their lease receivables and the underlying leased equipment as collateral to obtain debt financing, on either a recourse or nonrecourse basis for the acquisition of equipment for lease. Principal and interest payments on the debt are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the debt. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the Company. Under nonrecourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee and the equipment serving as collateral, but not against the Company's other assets.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Prior to 1994, the Company obtained debt financing for its leasing activity primarily from banks, insurance and finance companies, and financial intermediaries. In 1994, the Company, through the Subsidiary, initiated a program to provide long-term, permanent financing for a substantial portion of its leasing activity through the issuance of nonrecourse debt securities. Such financing is generally known as a securitization.

     On an interim basis, prior to a portfolio of leases being permanently financed under a securitization, or other long-term loan agreement, the Company finances its lease transactions under short-term, recourse credit facilities currently totalling $170,000,000. The Company has the following such short-term recourse facilities in place:

     . a $155,000,000 revolving facility ($99,469,000 outstanding at December 31, 1996) syndicated with ten banks, expiring September 11, 1997. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate (8.25% at December 31, 1996) or LIBOR (5.64% at December 31, 1996) plus 135 basis points.

     . a $15,000,000 revolving facility (no amounts are outstanding at December 31, 1996) with one bank, with borrowing available through April 30, 1997, and repayments due 240 days after each borrowing. Borrowings under the facility bear interest at LIBOR (5.64% at December 31, 1996) plus 250 basis points.

The Company also has a $15,000,000 revolving facility (no amounts are outstanding at December 31, 1996), expiring October 15, 1997, with one bank. Borrowings under the facility bear interest at the bank's prime rate (8.25% at December 31, 1996). The proceeds of borrowings under this line are used exclusively to fund certain accounts payable to one of the Company's vendors resulting from the purchase of equipment for lease to one significant customer of the Company.

     The Company also has a $100,000,000 nonrecourse lease receivables financing facility with an affiliate of Citicorp. This is a revolving facility, expiring in March 1997, and borrowings under the facility bear interest at a rate of 125 basis points over average life treasuries at the time of borrowing. To date, the Company has refinanced approximately $59,177,000 of borrowings under its other short-term facilities through this facility. At December 31, 1996, the Company had $41,427,000 outstanding under this facility at an average interest rate of 7.0%.

     Borrowings under the above facilities are generally secured by lease receivables and the underlying equipment financed under the respective facility. The agreements for the facilities contain covenants regarding leverage, interest coverage, minimum net worth and profitability and a limitation on the payment of dividends.

     The Company maintains relationships with several other banks for additional recourse financing. At December 31, 1996 and 1995, the Company had $11,395,000 and $4,535,000 (bearing interest at rates ranging from 7.0% to 10.3%) outstanding under facilities from such sources.

     Operating and direct finance leases and the related underlying leased equipment serving as collateral for the above secured borrowings described above had an aggregate net book value of $ 70,807,000 at December 31, 1996.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In order to issue nonrecourse, lease-backed debt securities to permanently finance its lease transactions, the Subsidiary filed a $150,000,000 shelf registration statement with the Securities and Exchange Commission in January 1994. Securities issued under this registration are collateralized by the lease receivables financed by such securities and residual proceeds of the underlying equipment and are backed by credit enhancement provided by a national bond guarantor. The Subsidiary had two issuances under the shelf registration in 1994. The first was for $36,685,000, issued in April 1994 at a coupon rate of 5.575%, and due through March 1998, with $1,257,000 and $6,892,000 (including accrued interest) outstanding at December 31, 1996 and 1995, respectively. The second was for $37,499,000, issued in December 1994 at a coupon rate of 8.075%, and due through October 1999, with $8,041,000 and $20,360,000 (including accrued interest) outstanding at December 31, 1996 and 1995, respectively. Of the April 1994 issuance, $30,046,000 was used to refinance existing recourse and nonrecourse debt with various financial institutions. Covenants for the securities include certain restrictions on the use of cash and restrictions on the sale or transfer of assets. Cash restrictions include requirements that (a) all rent received by the Subsidiary from leases collateralizing the securities be held in trust and used for repayment of the securities, and (b) a reserve account be established, in a maximum amount of $2,046,000, to be used to repay, in the event of a default by a lessee, any outstanding balance under the securities relating to such defaulted lease if proceeds from the sale of the related underlying equipment was not sufficient to repay such balance. At December 31, 1996, and 1995, $1,383,000 and $1,501,000 of lease receipts were held in trust and an additional $2,046,000 and $2,482,000, respectively, were held in the reserve account. These amounts were unavailable for other uses.

     In 1995 the Company issued $17,500,000 of nonrecourse subordinated debt at a coupon rate of 9.71% due through May 1998. Borrowings under this arrangement are to be repaid from expected residuals from portfolios of equipment subject to the two public securitizations and are secured by the residual cash flows from such portfolios. At December 31, 1996 and 1995, the Company had $10,073,000 and $16,541,000, respectively outstanding under this arrangement. The residual interests securing this borrowing had a net book value of $13,662,000 at December 31, 1996.

     In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven year notes bear interest at a rate of 6.875% per annum and are convertible into the Company's common stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. At December 31, 1996 the Company has $71,875,000 outstanding under this convertible subordinated debt.

     The Company continues to maintain relationships with banks, insurance and finance companies, and financial intermediaries as additional nonrecourse, permanent financing sources. At December 31, 1996 and 1995, the Company had $78,121,000 and $49,561,000, respectively, outstanding under facilities from such sources at debt rates ranging from 7.0% to 9.8%.

     Collateral for nonrecourse debt includes $171,769,000 of net investment in direct finance and operating leases and related underlying leased equipment at December 31, 1996.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Future maturities of nonrecourse and recourse debt are as follows:

     YEARS ENDING DECEMBER 31                  NONRECOURSE     RECOURSE
     ------------------------
                                                  DEBT           DEBT
                                               ------------    --------
     1997..............................        $ 80,265,000  $104,385,000
     1998..............................          50,836,000     5,469,000
     1999..............................           7,099,000       946,000
     2000..............................             571,000            --
     2001..............................             148,000        64,000
     Thereafter........................                  --    71,875,000
                                               ------------  ------------
          Total........................        $138,919,000  $182,739,000
                                               ============  ============

     Cash paid for interest in 1996, 1995 and 1994 was $17,639,000, $10,294,000 and $7,233,000, respectively.

8.   UNITED KINGDOM ACQUISITION

     In April 1996, the Company acquired all of the stock of a company located in the United Kingdom and engaged in the equipment leasing business in a transaction accounted for as a purchase. The purchase price in the acquisition was U.S. $1,100,000 in cash. In connection with the transaction, the Company acquired tangible assets (primarily leases) of $3,951,000 and assumed liabilities of $2,851,000. The impact of proforma adjustments on the combined results of operations is not material.

9.   COMMITMENTS

     The Company leases its facilities under noncancelable operating leases expiring through 2000. Rent expense for 1996, 1995 and 1994 was $606,000, $377,000 and $351,000, respectively.

     Future minimum annual rental payments for all leases are as follows:

     YEARS ENDING DECEMBER 31                     OPERATING LEASES
     ------------------------                     ----------------
     1997.........................................      $  516,000
     1998.........................................         510,000
     1999.........................................         505,000
     2000.........................................         506,000
                                                        ----------
               Total..............................      $2,037,000
                                                        ==========

10.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan which covers substantially all full-time employees. The plan operates on a calendar year. All eligible employees are permitted to make tax deferred contributions of up to 15% of their annual compensation, subject to certain Internal Revenue Service limitations. The Company provides matching contributions of employees' contributions up to $1,000. Employee contributions, earnings thereon, and Company contributions are vested immediately. In fiscal 1996, 1995 and 1994, the Company contributed $62,000, $48,000 and $42,000 to the plan.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  INCOME TAXES

     The provision for income taxes at December 31 consists of:

                                                                                                  1996          1995         1994
                                                                                              -------------  -----------  ----------
Current:
     Federal...............................................................................   $    681,000   $1,984,000   $1,749,000
     State.................................................................................        (86,000)     532,000      491,000
                                                                                              ------------   ----------  ----------
Total current..............................................................................        595,000    2,516,000    2,240,000
                                                                                              ------------   ----------   ----------
Deferred:
     Federal...............................................................................      5,641,000    1,236,000      385,000
     State.................................................................................        313,000      179,000      435,000
                                                                                              ------------   ----------   ----------
Total deferred.............................................................................      5,954,000    1,415,000      820,000
                                                                                              ------------   ----------   ----------
Total provision............................................................................   $  6,549,000   $3,931,000   $3,060,000
                                                                                              ============   ==========   ==========

     The cumulative items giving rise to deferred taxes at December 31 were as follows:

                                                                                                  1996              1995
                                                                                              ------------     ------------
Deferred tax liability:
     Lease transactions treated differently for tax and financial reporting................   $(20,923,000)    $ (8,896,000)
                                                                                              ------------     ------------
Deferred tax assets:
     Alternative minimum tax credits.......................................................      6,151,000        5,890,000
     Net operating loss carryforwards......................................................      5,745,000               --
     State income tax......................................................................        435,000          471,000
     Other.................................................................................        264,000          161,000
                                                                                              ------------     ------------
Total deferred tax asset...................................................................     12,595,000        6,522,000
                                                                                              ------------     ------------
Net deferred tax liability.................................................................   $ (8,328,000)    $ (2,374,000)
                                                                                              ============     ============

     The effective tax rate differs from the federal statutory income tax rate as follows:

                                                                                                      1996         1995       1994
                                                                                                      ----         ----       ----
Statutory rate.....................................................................................   35.0%        35.0%      35.0%
State taxes, net of federal effect.................................................................    6.0          4.8        4.9
Other..............................................................................................    0.1          0.1        0.1
                                                                                                      ----         ----       ----

Total..............................................................................................   41.1%        39.9%      40.0%
                                                                                                      ====         ====       ====

Cash paid for income taxes in 1996, 1995, and 1994 was $1,947,000, $2,687,000, and $3,666,000, respectively.

Refundable income taxes of $883,000 at December 31, 1996 are included in other assets and income taxes payable of $553,000 at December 31, 1995 are included in accrued and other liabilities in the consolidated balance sheets.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  SHAREHOLDERS' EQUITY

     Stock Option Plans -The Company's stock option plans provide that incentive and nonqualified stock options to purchase up to an aggregate of 2,240,000 shares of the common stock of the Company may be granted to key contributors to the Company, including officers, directors and employees. Options are granted at the fair market value of the common stock as of the date of grant, as determined by the Board of Directors. Options generally become exercisable ratably over three or four years and expire five or ten years from the grant date.

     At December 31, 1996, the Company had reserved 1,253,676 shares for issuance under these plans.

     Activity under the stock option plans is as follows:

                                                                                                    WEIGHTED
                                                                                  NUMBER OF          AVERAGE
                                                                                    SHARES       EXERCISE PRICE
                                                                                 ----------      --------------
          Outstanding, January 1, 1994......................................         289,517      $      1.73
               Granted......................................................         164,450             8.08
               Exercised....................................................         (85,305)             .91
               Canceled.....................................................         (15,960)            4.14
                                                                                 -----------      -----------
          Outstanding, December 31, 1994....................................         352,702             4.78
               Granted (weighted average fair value of $3.07)...............         259,725             8.34
               Exercised....................................................        (116,879)            1.63
               Canceled.....................................................         (19,174)            6.68
                                                                                 -----------      -----------
          Outstanding, December 31, 1995....................................         476,374             7.42
               Granted (weighted average fair value of $7.57)...............         251,850            14.52
               Exercised....................................................         (52,201)            4.23
               Canceled.....................................................         (29,913)           12.84
                                                                                 -----------      -----------
          Outstanding, December 31, 1996....................................         646,110      $     10.19
                                                                                 ===========      ===========

Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                                Options Outstanding
                                              Weighted Avg. Remaining             Options Exercisable
                                             ----------------------------   ------------------------------
        Range of                  Number     Contractual   Weighted Average     Number         Weighted Avg.
    Exercise Prices             Outstanding  Life (years)   Exercise Price   Exercisable     Exercise Price
    ---------------             -----------  -----------   --------------   -----------     --------------
$  0.5000  -  $  5.0000              36,021         1.28   $     4.27           22,698        $     4.00
   6.5000  -    10.0000             334,964         5.89         7.81          236,703              7.74
  10.3750  -    14.5000             227,100         5.62        14.12            4,137             11.60
  15.1250  -    30.0000              48,025         8.21        21.71            1,462             15.18
                                -----------  -----------   ----------      -----------        -----------
  0.50000  -    30.0000             646,110         8.21   $    10.77          265,000        $     7.52
                                ===========  ===========   ==========      ===========        ===========

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     At December 31, 1996 and 1995, options to purchase 265,000 and 147,241 shares were exercisable with a weighted average exercise price of $6.62 and $7.87, respectively. At December 31, 1996, options for 607,566 shares were available for future grant under the stock option plans.

     Stock Purchase Plan - In 1994, the shareholders of the Company approved the 1994 Employee Stock Purchase Plan (the "ESPP") under which 200,000 shares of the Company's common stock were reserved for issuance. The ESPP permits virtually all employees to purchase common stock, through payroll deductions, at the lower of (a) 85% of the fair market value of the common stock on the first day of each twelve-month offering period, or (b) 85% of the fair market value of the common stock on the applicable exercise date. Each offering period has two six-month exercise periods with the last day of each exercise period being an exercise date. During 1996 and 1995, employees purchased 11,481 and 10,122 shares, respectively, under the ESPP for a total purchase price of $87,000 and $123,000, respectively. At December 31, 1996, the Company had reserved 169,207 shares for issuance under the ESPP.

     Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 62% in 1996 and 51% in 1995; risk free interest rates, 5.9% in 1996 and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $5,647,000 ($.89 per share) in 1995 and $8,836,000 ($1.10 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  SIGNIFICANT CUSTOMERS

     No customer accounted for more than 10% of the Company's revenues in 1994. Two customers accounted for 11% and 10% of the Company's revenues in 1995. Three customers accounted for 18%, 17% and 10% of the Company's revenues in 1996.

14.  ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosure is the estimated fair value of the Company's financial instruments. The valuation methods used by the Company are set forth below.

     The accuracy and usefulness of the fair value information disclosed herein is limited by the following factors:

     . These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     . These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holding of a particular financial asset.

     . There are no disclosure requirements for lease contracts and various significant assets and liabilities that are not considered to be financial instruments.

     Because of these and other limitations, the aggregate fair value amounts presented in the following table do not represent the underlying value of the Company.

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, are as follows:

                                      1995                      1996
                          -----------------------------------------------------
                             CARRYING                   CARRYING
                              AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
                              ------     ----------      ------     ----------
Assets:
     Cash.............    $ 8,423,000  $ 8,423,000  $  6,888,000  $  6,888,000
Liabilities:
     Recourse debt....    $71,681,000  $71,734,000  $182,739,000  $183,905,000
     Nonrecourse debt.     93,354,000   94,127,000   138,919,000   139,290,000

     The following methods and assumptions were used by the Company in computing the estimated fair value in the above table:

     Cash - The carrying amounts of these financial instruments were the same as their fair value.

     Recourse and Nonrecourse Debt - The fair value of recourse and nonrecourse debt is based on the borrowing rates currently available to the Company for debt with similar terms and average maturities.

                                  SCHEDULE  II

                            LEASING SOLUTIONS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

     DESCRIPTION                                BALANCE AT    CHARGED TO
     -----------
                                              BEGINNING OF    COSTS AND     RECOVERIES      END OF
                                                    PERIOD    EXPENSES    (DEDUCTIONS)(1)   PERIOD
                                                   ------     --------    --------------    ------
     Allowance for uncollectible amounts:
     Year ended December 31, 1994........       $  193,000  $    5,000        $  (11,000)  $187,000
                                                ==========  ==========        ==========   ========
     Year ended December 31, 1995........       $  187,000  $       --        $  (74,000)  $113,000
                                                ==========  ==========        ==========   ========

     Year ended December 31, 1996........       $  113,000  $   55,000                --   $168,000
                                                ==========  ==========        ==========   ========

___________

(1) To write off uncollectible amounts or reflect recovery of previously written-off accounts.