Form 10-Q
period 1997-03-31
LEASING SOLUTIONS INC
filed 1997-05-15
CIK 803443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ________________________________
                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

The number of shares of Registrant's common stock outstanding at March 31, 1997 was 8,225,546 shares.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES



                                                                                 Page

Part I.    Financial Information


      Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets
               March 31, 1997 and December 31, 1996                               2

               Consolidated Condensed Income Statements
               Three month period ended March 31, 1997 and 1996                   3

               Consolidated Condensed Statements of Cash Flows
               Three month period ended March 31, 1997 and 1996                   4

               Notes to Consolidated Condensed Financial Statements               5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                7



Part II.  Other Information                                                      12


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

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)


                                           March 31,    December 31,
                                            1997           1996
                                          ----------    ------------
                                          (unaudited)

                ASSETS

Cash and cash equivalents...............    $ 19,639    $  6,888
Accounts receivable.....................       8,915      11,534
Investment in direct finance leases -
 net....................................      10,304      15,088
Investment in operating leases - net....     403,082     361,872
Property and equipment - net............       2,679       2,338
Other assets............................      24,075       9,571
                                            --------    --------
   TOTAL ASSETS.........................    $468,694    $407,291
                                            ========    ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment purchases..    $ 17,525    $  4,252
Accrued and other liabilities...........      21,394       9,497
Recourse debt...........................     217,363     182,739
Non-recourse debt.......................     136,269     138,919
Deferred income taxes...................       9,755       8,328
                                            --------    --------
   TOTAL LIABILITIES....................     402,306     343,735
                                            --------    --------
SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000
 shares; issued and outstanding:
    8,225,546 and 8,170,836 shares......      38,178      37,658
Retained earnings.......................      28,149      25,624
Accumulated translation adjustment......          61         274
                                            --------    --------
   TOTAL SHAREHOLDERS' EQUITY...........      66,388      63,556
                                            --------    --------
  TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY...............................    $468,694    $407,291
                                            ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS


          THREE MONTH PERIOD ENDED MARCH 31, 1997 AND 1996 (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                              1997                1996
                                              ----                 ----
REVENUES:
          Operating lease revenue.......    $46,345              $25,956
          Earned lease income...........        355                  563
          Interest income...............         84                  115
          Other.........................        145                    3
                                            -------              -------
            TOTAL REVENUES..............     46,929               26,637
                                            -------              -------

COSTS AND EXPENSES:
          Depreciation - operating
           leases.......................     32,245               17,303
          Selling, general and
           administrative...............      3,812                2,444
          Interest......................      6,219                3,666
          Other.........................        315                  262
                                            -------              -------
            TOTAL COSTS AND EXPENSES....     42,591               23,675
                                            -------              -------

INCOME BEFORE INCOME TAXES..............      4,338                2,962
PROVISION FOR INCOME TAXES..............      1,813                1,185
                                            -------              -------
NET INCOME..............................    $ 2,525              $ 1,777
                                            =======              =======

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE.......................    $   .30              $   .25
                                            =======              =======
COMMON AND COMMON EQUIVALENT SHARES.....      8,450                7,214
                                            =======              =======

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

         THREE MONTH PERIOD ENDED MARCH 31, 1997 AND 1996 (Unaudited)
                            (Dollars In Thousands)



                                                Three Months Ended
                                                     March 31,
                                           ------------------------------
                                             1997                  1996
                                             ----                  ----

NET CASH PROVIDED BY OPERATING ACTIVITIES  $ 49,756              $  1,836
                                           --------              --------

INVESTING ACTIVITIES:
          Cost of equipment acquired
           for lease ....................   (83,386)              (41,699)
          Cash received over revenue
           recognized on leases .........    14,700                 4,531
          Property and equipment
           purchases ....................      (600)                 (354)
                                           --------              --------
          Net cash used for investing
           activities ...................   (69,286)              (37,522)
                                           --------              --------
FINANCING ACTIVITIES:
   Borrowings:
          Non-recourse ..................    21,545                45,525
          Recourse ......................    75,518                54,625
   Repayments:
          Non-recourse ..................   (24,195)              (14,971)
          Recourse ......................   (40,894)              (69,956)
          Issuance of common stock ......       520                22,493
          Repayment of capital lease
           obligations ..................         -                   (12)
                                           --------              --------
          Net cash provided by
           financing activities .........    32,494                37,704
                                           --------              --------

IMPACT OF EXCHANGE RATE
          CHANGES ON CASH ...............      (213)                    -
                                           --------              --------
INCREASE IN CASH AND CASH
 EQUIVALENTS ............................    12,751                 2,018

CASH AND CASH EQUIVALENTS:
          Beginning of period ...........     6,888                 8,423
                                           --------              --------
          End of period .................  $ 19,639              $ 10,441
                                           ========              ========




     See accompanying Notes to Consolidated Condensed Financial Statements

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------
   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

2. CASH AND CASH EQUIVALENTS
   -------------------------
   Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less. At March 31, 1997, $8,149,000 of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables, Inc. and Leasing Solutions Receivables, Inc. II, the Company's wholly-owned subsidiaries, issued in public offerings in 1994, and a private placement in 1997, respectively, and as collateral therefor, and was not available to other creditors or for other uses.

3. INVESTMENT IN LEASES
   --------------------
   The components of the net investment in direct finance leases and in operating leases as of March 31, 1997, and December 31, 1996, are shown below (in thousands):


                                                          March  31,    December 31,
                                                             1997           1996
                                                          -----------   -------------
        Direct finance leases:
           Minimum lease payments receivable               $  10,645       $  15,397
           Estimated unguaranteed residual values              1,085           1,609
           Initial direct costs - net                              5              12
           Unearned lease income                              (1,431)         (1,930)
                                                           ---------       ---------
        Investment in direct finance leases - net          $  10,304       $  15,088
                                                           =========       =========

        Operating leases:
           Equipment under operating leases                $ 611,714       $ 560,128
           Initial direct costs - net                          4,935           4,316
           Accumulated depreciation                         (213,385)       (202,404)
           Allowance for doubtful accounts                      (182)           (168)
                                                           ---------       ---------
        Investment in operating leases - net               $ 403,082       $ 361,872
                                                           =========       =========

A substantial portion of the increase in investment in leases was financed with non-recourse and recourse debt.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES

4. PORTFOLIO ACQUISITION
   ---------------------
   In April 1997, the Company acquired a lease portfolio from a Canadian company. The net purchase price in the acquisition was approximately US$8 million, and the Company assumed recourse and nonrecourse debt of approximately US$26,000,000. The acquisition of assets was accounted for as a purchase. In addition, the Company has assumed the office leases of the Canadian entity and has hired its 19 employees.

5. NEW ACCOUNTING PRONOUNCEMENT
   ----------------------------
   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

   SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.31 and $.25 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary full diluted EPS currently reported for the periods.

6. RECLASSIFICATIONS
   -----------------
   Certain amounts in prior periods have been reclassified to conform to the current period presentation.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997.


RESULTS OF OPERATIONS

Total revenues increased 76% to $46,929,000, for the three month period ended March 31, 1997, compared with the corresponding prior year period. Operating lease revenue increased 79% to $46,345,000 for the three month period ended March 31, 1997, compared with the corresponding prior year period. The increase in operating lease revenue reflects a higher average investment in operating leases, resulting from increases in operating leases originated by the Company over the past year and the sale of a mature lease portfolio.

Depreciation expense for operating leases increased 86% to $32,245,000 for the three month period ended March 31, 1997, compared with the corresponding prior year period. The increase is primarily due to the increase in the operating lease base, resulting from increases in operating leases originated by the Company over the past year. In addition, the Company's lease portfolio as of March 31, 1997, had a higher percentage of shorter term leases, which the Company depreciates over a shorter period, compared to its portfolio as of March 31, 1996.

Selling, general and administrative expenses increased 56% to $3,812,000 for the three month period ended March 31, 1997, compared with the corresponding prior year period. The increase is primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, the expenses attributable to the commencement of the Company's operations in Europe, increased occupancy costs resulting from an expansion of the Company's headquarters and the commencement of the Company's operations in the United Kingdom, interest costs and professional fees related to a settlement of a tax audit adjustment, and professional fees related to the enhancements of the Company's management information systems.

Interest expense increased 70% to $6,219,000 for the three month period ended March 31, 1997, compared with the corresponding prior year period. The increase is primarily due to higher average recourse and non-recourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio.

The provision for income taxes increased to 42% for the quarter ended March 31, 1997, compared to the Company's 41% rate for the corresponding prior year period. The increase is due to an increase in new leases with customers located in states with higher state income tax rates.

Net income increased 42% to $2,525,000 for the three month period ended March 31, 1997, compared with the corresponding prior year period, as a result of the increase in the components of total revenues, reduced by the increases in the components of total costs, specifically described above. Earnings per share increased 20% to $.30 for the three month period. Net income rose faster than earnings per share for the same period due to an increase in the average number of common shares outstanding, primarily as a result of the Company's Secondary Public Offering of Common Stock completed in February, 1996.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $49,756,000 during the three month period ended March 31, 1997, in part, due to net income of $2,525,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses such as depreciation of $32,504,000, in addition to net changes in accounts payable, accrued and other liabilities, deferred taxes, and other assets totaling $14,727,000. Investing activities, which are primarily related to investments in equipment for lease, used $69,286,000 during the three month period. Financing activities in the three month period generated $32,494,000 from the Company's new borrowings of $97,063,000 of recourse and nonrecourse debt, and $520,000 from exercise of options, aggregating $97,583,000, offset by repayment of capital lease obligations and recourse and nonrecourse borrowings aggregating $65,089,000. The net result of the above activity for the three month period was an increase in cash and cash equivalents of $12,751,000.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. In 1994, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables, Inc., obtained long-term financing for its leasing activity through the issuance of secured, nonrecourse debt securities. Borrowings under this financing were approximately $4,752,000 at March 31, 1997 and bearing interest at a rate of 8.1%. Additionally, in January 1997, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables II, Inc., obtained long-term financing for its leasing activities through a $100,000,000 commercial paper-backed conduit, revolving, nonrecourse line of credit provided by an affiliate of a money center bank. Borrowings under this facility of approximately $50,984,000, as of March 31, 1997, bear interest at a rate of 7.4%. These borrowings, through the Company's Subsidiaries ("Securitizations") are secured by lease receivables and the underlying equipment financed under such arrangements.

In 1995 the Company issued $17,500,000 of nonrecourse subordinated debt at a coupon rate of 9.71% due through May 1998. At March 31, 1997, $7,748,000 was outstanding under this note.

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

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities totaled $170,000,000. A brief description of each of those facilities follows.

          (1) $155,000,000 revolving facility syndicated with ten banks, expiring September 11, 1997. At March 31, 1997, $133,898,000, with a weighted average interest rate of 7.0% per annum, was outstanding under this facility. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate or LIBOR plus 135 basis points.

          (2) $15,000,000 revolving facility with one bank, with borrowings available through May 31, 1997, and repayments due 240 days after borrowing. At March 31, 1997, there were no amounts outstanding under this facility. Borrowings under the facility bear interest at LIBOR plus 250 basis points.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES

On May 2, 1997 the Company entered into a $15,000,000 revolving facility with one bank, expiring May 2, 1998. Borrowings under the facility bear interest at the bank's prime rate plus 95 basis points. At March 31, 1997, there were no amounts outstanding under this facility. In addition to interim financing of lease transactions, proceeds borrowed under this facility are available for general corporate purposes.

The Company also has a $15,000,000 revolving facility, expiring October 15, 1997, with one bank. Borrowings under the facility bear interest at the bank's prime rate. At March 31, 1997 there were no amounts outstanding under this facility. The proceeds of borrowings under this line are used exclusively to fund certain accounts payable to one of the Company's vendors resulting from the purchase of equipment for lease principally to one significant customer of the Company.

In March 1996, the Company entered into a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This bank has agreed to extend this line until March 28, 1998, and borrowings under the facility bear interest at a rate of 125 basis points over average life treasuries at the time of borrowing. To date, the Company has refinanced approximately $68,764,000 of borrowings under its other short-term facilities through this facility. The Company paid down approximately $50,465,000 of this facility in January 1997 from the proceeds of the Securitization entered into in January 1997 mentioned above. At March 31, 1997, $4,082,000 was outstanding under this facility and the weighted average interest rate on that amount was 6.9%. The Company expects to refinance, from time to time, under this facility, additional borrowings under its other short-term facilities in order to fix the interest rate for these borrowings.

Borrowings under the above-described facilities are generally secured by lease receivables and the underlying equipment financed under the facility. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. The agreements for the facilities contain covenants regarding leverage (a recourse liabilities-to-equity ratio of not more than 4.5 to 1), interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. At March 31, 1997, the Company had a recourse liabilities-to-equity ratio of 4.0 to 1. If the Company finances, on a long-term, nonrecourse basis, the equipment and related leases presently financed under short-term, recourse facilities, its recourse liabilities to equity ratio will decrease to below 2 to 1.

Occasionally, the Company will obtain long-term, nonrecourse financing for individual significant lease transactions at the time, or shortly after, it purchases the related equipment. The Company has borrowed an aggregate of $3,275,000 under such arrangements in 1997. An aggregate of $79,437,000, ($11,590,000 of which is recourse), with a weighted average interest rate of 8.2% per annum, remained outstanding under all such arrangements as of March 31, 1996.

As a result of the acquisition of the Canadian lease portfolio in April 1997, the Company assumed recourse and nonrecourse debt of approximately $26,000,000.

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

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES


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

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products leased by the Company, the continued availability to the Company of adequate financing, risks and uncertainties of doing business in Europe and Canada, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to enter into new vendor programs and extend existing vendor programs, the ability of the Company to manage its growth, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Prospectus.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES

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

Item 3.        Defaults Under Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibit

               Exhibit No.    Document
               -----------    --------

               10.73 Lease Receivables Credit Agreement, dated as of January 22, 1997, among Leasing Solutions Receivables II, Inc., as Borrower, Leasing Solutions, Inc., as Servicer and Collateral Custodian, Corporate Receivables Corporation, as Securitization Lender, and Citicorp North America, Inc., as Agent.

               27             Financial Data Schedule

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES



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



                              LEASING SOLUTIONS, INC.


                         By:  /s/ Hal J Krauter
                              -----------------
                              Hal J Krauter
                              President and Chief Executive Officer



                         By:  /s/ Steven L. Yeffa
                              -------------------
                              Steven L. Yeffa
                              Vice President, Finance and Chief Financial
                              Officer
                              (Principal Financial Officer)



DATE:     May 15, 1997