Form 10-Q
period 1997-06-30
LEASING SOLUTIONS INC
filed 1997-08-14
CIK 803443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ________________________________
                                   FORM 10-Q


(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------
Commission File Number 0-21370

                            LEASING SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

             CALIFORNIA                                77-0116801
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

         10 ALMADEN BOULEVARD, SUITE 1500, SAN JOSE, CALIFORNIA  95113
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

The number of shares of Registrant's common stock outstanding at June 30, 1997 was 8,158,584 shares.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES



                                                                            Page

Part I.   Financial Information


        Item 1.  Financial Statements:

                 Consolidated Condensed Balance Sheets
                 June 30, 1997 and December 31, 1996                         3

                 Consolidated Condensed Income Statements
                 Three and six month period ended June 30, 1997 and 1996     4

                 Consolidated Condensed Statements of Cash Flows
                 six month periods ended June 30, 1997 and 1996              5

                 Notes to Consolidated Condensed Financial Statements        6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8


Part II.   Other Information                                                13


        Item 1.  Legal Proceedings

        Item 2.  Changes in Securities

        Item 3.  Defaults Upon Senior Securities

        Item 4.  Submission of Matters to a Vote of Security Holders

        Item 5.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                  14

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                                 June 30,            December 31,
                                                                                   1997                  1996
                                                                               ----------            ------------
                                                                               (unaudited)
                                      ASSETS
Cash and cash equivalents...................................................    $   19,008            $    6,888
Accounts receivable.........................................................        15,185                11,534
Investment in direct finance leases - net...................................        27,870                15,088
Investment in operating leases - net........................................       441,467               361,872
Property and equipment - net................................................         2,661                 2,338
Other assets................................................................        12,025                 9,571
                                                                                ----------            ----------
   TOTAL ASSETS.............................................................    $  518,216            $  407,291
                                                                                ==========            ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable - equipment purchases......................................    $   10,701            $    4,252
Accrued and other liabilities...............................................        18,526                 9,497
Recourse debt...............................................................       225,111               182,739
Nonrecourse debt............................................................       184,774               138,919
Deferred income taxes.......................................................        10,793                 8,328
                                                                                ----------            ----------
   TOTAL LIABILITIES........................................................       449,905               343,735
                                                                                ----------            ----------
SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000 shares; issued and outstanding:
    8,158,584 and 8,225,546 shares..........................................        37,890                37,658
Retained earnings...........................................................        30,297                25,624
Accumulated translation adjustment..........................................           124                   274
                                                                                ----------            ----------
   TOTAL SHAREHOLDERS' EQUITY...............................................        68,311                63,556
                                                                                ----------            ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................    $  518,216            $  407,291
                                                                                ==========            ==========


     See accompanying Notes to Consolidated Condensed Financial Statements







     See accompanying Notes to Consolidated Condensed Financial Statements

                  LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED INCOME STATEMENTS


                                 (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                              June 30,
                                                         ---------------------------           --------------------------
                                                           1997              1996                 1997             1996
                                                         ---------         ---------           ----------       ----------
REVENUES:
  Operating lease revenue..............................  $  54,725         $  32,146           $  101,070       $  58,102
  Earned lease income..................................      1,087               583                1,442           1,146
  Interest income......................................         82               212                  166             327
  Other................................................          3               286                  148             289
                                                         ---------         ---------           ----------       ---------
  TOTAL REVENUES.......................................     55,897            33,227              102,826          59,864

COSTS AND EXPENSES:
  Depreciation - operating leases......................     38,317            21,732               70,562          39,035
  Selling, general and administrative..................      4,605             2,975                8,417           5,419
  Interest.............................................      7,422             4,072               13,641           7,738
  Other................................................        394               454                  709             716
                                                         ---------         ---------           ----------       ---------
  TOTAL COSTS AND EXPENSES.............................     50,738            29,233               93,329          52,908
                                                         ---------         ---------           ----------       ---------

INCOME BEFORE INCOME TAXES.............................      5,159             3,994                9,497           6,956
PROVISION FOR INCOME TAXES.............................      2,166             1,661                3,979           2,846
                                                         ---------         ---------           ----------       ---------
NET INCOME ............................................  $   2,993         $   2,333           $    5,518       $   4,110
                                                         =========         =========           ==========       =========
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE..............................  $     .36         $     .28           $      .66       $     .53
                                                         =========         =========           ==========       =========
COMMON AND COMMON
  EQUIVALENT SHARES....................................      8,317             8,239                8,384           7,727
                                                         =========         =========           ==========       =========


     See accompanying Notes to Consolidated Condensed Financial Statements

                  LEASING SOLUTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                               (In Thousands)
                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                          ------------------------
                                                                                             1997          1996
                                                                                          -----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................................         $  90,653     $  22,658

INVESTING ACTIVITIES:
   Cost of equipment acquired for lease..........................................          (166,549)     (127,853)
   Cash received over revenue recognized on leases...............................            38,483         5,932
   Cash paid for acquisition, net of cash received ..............................            (8,898)           --
   Property and equipment purchases .............................................              (775)         (503)
                                                                                          ---------     ---------
   Net cash used for investing activities........................................          (137,739)     (122,424)
                                                                                          ---------     ---------
FINANCING ACTIVITIES:
   Borrowings:
      Nonrecourse................................................................           104,007        63,466
      Recourse...................................................................           198,522       160,493
   Repayments:
      Nonrecourse................................................................           (72,377)      (33,556)
      Recourse...................................................................          (170,183)     (113,446)
   Issuance of common stock......................................................               650        22,681
   Purchase of outstanding common stock..........................................            (1,263)           --
   Repayment of capital lease obligations........................................                --          (143)
                                                                                          ---------     ---------
   Net cash provided by financing activities.....................................            59,356        99,495
                                                                                          ---------     ---------

IMPACT OF EXCHANGE RATE
   CHANGES ON CASH...............................................................              (150)           --
                                                                                          ---------     ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.................................            12,120          (271)

CASH AND CASH EQUIVALENTS:
   Beginning of period...........................................................             6,888         8,423
                                                                                          ---------     ---------
   End of period.................................................................         $  19,008     $   8,152
                                                                                          =========     =========


     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.   CASH AND CASH EQUIVALENTS
     -------------------------
     Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less. At June 30, 1997, $5,172,000 of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables, Inc. and Leasing Solutions Receivables, Inc. II, the Company's wholly-owned subsidiaries, issued in public offerings in 1994, and a private placement in 1997, respectively, and as collateral therefor, and was not available to other creditors or for other uses.

3.   INVESTMENT IN LEASES
     --------------------
     The components of the net investment in direct finance leases and in operating leases as of June 30, 1997, and December 31, 1996, are shown below (in thousands):


                                              June 30,    December 31,
                                                1997         1996
                                            -----------   ------------
Direct finance leases:
Minimum lease payments receivable            $  26,180      $  15,397
Estimated unguaranteed residual values           5,417          1,609
Initial direct costs - net                           6             12
Unearned lease income                           (3,733)        (1,930)
                                             ---------      ---------
Investment in direct finance leases - net    $  27,870      $  15,088
                                             =========      =========
Operating leases:
Equipment under operating leases             $ 671,431      $ 560,128
Initial direct costs - net                       5,577          4,316
Accumulated depreciation                      (235,344)      (202,404)
Allowance for doubtful accounts                   (197)          (168)
                                             ---------      ---------
Investment in operating leases - net         $ 441,467      $ 361,872
                                             =========      =========

A substantial portion of the increase in investment in leases was financed with nonrecourse and recourse debt.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

4.   PORTFOLIO ACQUISITION
     ---------------------
     In April 1997, the Company acquired a lease portfolio from Scott Capital, a Canadian company, engaged primarily in computer leasing. The net purchase price in the acquisition was US$8,898,000 million. In connection with this transaction, the Company acquired tangible assets (primarily leases) with a value of US$37,156,000, assumed recourse and nonrecourse debt of US$28,258,000, and recorded goodwill of $2,320,000, which is being written-off over 7 years. The acquisition of assets was accounted for as a purchase. In addition, the Company has assumed the office leases of the Canadian entity and has hired its 19 employees. The results of Scott Capital have been included in the Company's operations from April 1997, the month of acquisition. The impact of pro forma adjustments on the combined results of operations is not material.


5.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------
     In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and, at that time, will restate earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.37 and $.29 for the quarters ended June 30, 1997 and 1996, respectively, and $.66 and $.54 for the six month periods ended June 30, 1997 and 1996. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131 (disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

6.   RECLASSIFICATIONS
     -----------------
     Certain amounts in prior periods have been reclassified to conform to the current period presentation.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1997.

RESULTS OF OPERATIONS

Total revenues increased 68% to $55,897,000 and 72% to $102,826,000 for the three and six month periods ended June 30, 1997, respectively, compared with the corresponding prior year periods. Operating lease revenue increased 70% to $54,725,000 and 74% to $101,070,000 for the three and six month periods ended June 30, 1997, respectively, compared with the corresponding prior year periods. The increase in operating lease revenue for both periods reflects a higher average investment in operating leases, resulting from increases in operating leases originated by the Company over the past year. The second quarter increase was due to the acquisition of a portfolio from a Canadian company and the sale of a portion of a residual interest in a lease portfolio. In addition, the six month period increase is partially due to the sale of a mature lease portfolio.

Depreciation expense for operating leases increased 76% to $38,317,000 and 81% to $70,562,000 for the three and six month periods ended June 30, 1997, respectively, compared with the corresponding prior year periods. The increases are primarily due to the increase in the operating lease base, resulting from increases in operating leases originated by the Company over the past year and the acquisition of a portfolio from a Canadian company. In addition, the Company's lease portfolio as of June 30, 1997, had a higher percentage of shorter term leases, which the Company depreciates over a shorter period, compared to its portfolio as of June 30, 1996.

Selling, general and administrative expenses increased 55% to $4,605,000 and 55% to $8,417,000 for the three and six month periods ended June 30, 1997, respectively, compared with the corresponding prior year periods. These increases are primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, expenses attributable to the commencement of the Company's operations in Europe and Canada, increased occupancy costs resulting from an expansion of the Company's headquarters and the commencement of the Company's operations in the United Kingdom and Canada, interest costs and professional fees related to a settlement of a tax audit adjustment, and costs related to the enhancement of the Company's management information systems.

Interest expense increased 82% to $7,422,000 and 76% to $13,641,000 for the three and six month periods ended June 30, 1997, respectively, compared with the corresponding prior year periods. The increase is primarily due to higher average recourse and nonrecourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio.

The provision for income taxes increased to 42% for the three and six month periods ended June 30, 1997, compared to the Company's 42% and 41% rate, respectively, for the corresponding prior year period. The increase for the six month period is due to an increase in new leases with customers located in states with higher state income tax rates.

Net income increased 28% to $2,993,000 and 34% to $5,518,000 for the three and six month periods ended June 30, 1997, respectively, compared with the corresponding prior year periods, principally as a result of the increase in the components of total revenues, reduced by the increases in the components of total costs, specifically described above. Earnings per share increased 29% to $.36 and 25% to $.66 for the three and six month periods, respectively. For the six month period, net income rose faster than earnings per share for the same period due to an increase in the average number of common shares outstanding, primarily as a result of the Company's secondary public offering of Common Stock completed in February, 1996.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $90,653,000 during the six month period ended June 30, 1997, in part, due to net income of $5,518,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses such as depreciation of $70,764,000, in addition to net changes in accounts payable, accrued and other liabilities, deferred taxes, and other assets, totaling $14,371,000. Investing activities, which are primarily related to investments in equipment for lease, used $137,739,000 during the six month period. Financing activities in the six month period generated $59,356,000 from the Company's new borrowings of $302,529,000 of recourse and nonrecourse debt, and $650,000 from exercise of options, aggregating $303,179,000, offset by purchases of outstanding common stock and recourse and nonrecourse borrowings aggregating $243,823,000. Additionally, the impact of exchange rate changes on cash was $150,000. The net result of the above activity for the six month period was an increase in cash and cash equivalents of $12,120,000.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. In 1994, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables, Inc., obtained long-term financing for its leasing activity through the issuance of secured, nonrecourse debt securities. Additionally, in January 1997, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables II, Inc., obtained long-term financing for its leasing activities through a $100,000,000 commercial paper-backed conduit, revolving, nonrecourse line of credit provided by an affiliate of a money center bank. Borrowings under this facility of approximately $29,485,000, as of June 30, 1997, bear interest at a rate of 7.4% per annum. Such borrowings through the Company's subsidiaries ("Securitizations") are secured by lease receivables and the underlying equipment financed under such arrangements.

In February 1996, the Company closed a public stock offering in which it sold 1,800,000 shares of the Company's Common Stock. The Company received net proceeds of approximately $22,540,000 from the offering. In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven year notes bear interest at a rate of 6.875% per annum and are convertible into the Company's Common Stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. These equity and debt public offerings were made principally to raise "equity" for the Company's purchase of equipment for lease to its customers.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities totaled $185,000,000 at June 30, 1997. A brief description of each of those facilities follows.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

     (1) $155,000,000 revolving facility syndicated with ten banks, expiring October 11, 1997. At June 30, 1997, $119,152,000, with a weighted average interest rate of 6.9% per annum, was outstanding under this facility. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate or LIBOR plus 135 basis points (250 basis points for the portion of any advance exceeding the present value of the financing lease).

     (2) $15,000,000 revolving facility with one bank, with borrowings available through April 1998, and repayments due 240 days after borrowing. At June 30, 1997, there were no amounts outstanding under this facility. Borrowings under the facility bear interest at LIBOR plus 150 basis points.

     (3) $15,000,000 revolving facility with one bank, expiring May 1998. Borrowings under the facility bear interest at the bank's prime rate plus 95 basis points. At June 30, 1997, $8,000,000, with a weighted average interest rate of 9.45% per annum, was outstanding under this facility. In addition to interim financing of lease transactions, proceeds borrowed under this facility are available for general corporate purposes.

The Company also has a $15,000,000 revolving facility, expiring October 15, 1997, with one bank. Borrowings under the facility bear interest at the bank's prime rate. At June 30, 1997, there were no amounts outstanding under this facility. The proceeds of borrowings under this line are used exclusively to fund certain accounts payable to one of the Company's vendors resulting from the purchase of equipment for lease, principally to one significant customer of the Company.

In March 1996, the Company entered into a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This bank has agreed to extend this line until March 1998, and borrowings under the facility bear interest at rates ranging from 135 to 200 basis points over average life treasuries at the time of borrowing. To date, the Company has refinanced approximately $92,012 of borrowings under its other short-term facilities through this facility. The Company paid down approximately $50,465,000 of this facility in January 1997 from the proceeds of the Securitization entered into in January 1997 mentioned above. At June 30, 1997, $ 25,839,000 was outstanding under this facility and the weighted average interest rate on that amount was 7.3% per annum. The Company expects to refinance, from time to time, under this facility, additional borrowings under its other short-term facilities in order to fix the interest rate for these borrowings.

Borrowings under the above-described facilities are generally secured by lease receivables and the underlying equipment financed under the facility. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. The agreements for the facilities contain covenants regarding leverage (a recourse liabilities-to-equity ratio of not more than 4.5 to 1), interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. At June 30, 1997, the Company had a recourse liabilities-to-equity ratio of 3.9 to 1. If the Company finances, on a long-term, nonrecourse basis, the equipment and related leases presently financed under short-term, recourse facilities, its recourse liabilities to equity ratio will decrease to below 2 to 1.

Occasionally, the Company will obtain long-term, nonrecourse financing for significant individual or pooled lease transactions (typically with one lessee) at the time, or shortly after, it purchases the related equipment. The Company borrowed an aggregate of $70,051,000 under such arrangements in the second quarter of 1997. An aggregate of $116,026,000 ($16,768,000 of which is recourse), with a weighted average interest rate of 8.5% per annum, remained outstanding under all such arrangements as of June 30, 1996.

In 1995, the Company issued $17,500,000 of nonrecourse subordinated debt at a coupon rate of 9.71% due through May 1998. In June 1997, the Company, through a newly formed, wholly-owned subsidiary, Leasing Solutions Receivables III, Inc., financed, through a $8,500,000 nonrecourse sale to an affiliate of a major life insurance company, a portion of its residual interest in a lease portfolio. Such portion of the residual interest had a book value of $5,941,000. Approximately $6,000,000 of the proceeds were used to repay the subordinated debt described above which was owed to the same financing source.

As a result of the acquisition of a Canadian lease portfolio in April 1997, the Company assumed recourse debt of $14,033,000 and nonrecourse debt, under two separate lines, of $14,225,000. At June 30, 1997, outstanding recourse debt was $9,316,000 and nonrecourse debt was $21,729,000, under those lines, with weighted average interest rates of 5.8% and 7.8%, respectively.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES


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

The arrangements under which the Company expects to finance its leasing activities in Europe are likely to be substantially similar to the lease financing arrangements utilized by the Company in the United States. The Company's European subsidiaries will engage in nonrecourse and recourse borrowings, with terms comparable to its domestic borrowings, to provide most of the purchase price of equipment and finance its equity investment in equipment from one or more of the equity sources described above. Although no assurances can be given, the Company expects that a revolving line of credit, with availability of 30,000,000 (sterling pounds), to be provided by both United States financial institutions currently lending to the Company and by European financial institutions, will be put in place by the Company's European subsidiaries prior to the end of the third quarter of 1997.

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

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

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

                          PART II.  Other Information


Item 1.         Legal Proceedings
                None

Item 2.         Changes in Securities
                None

Item 3.         Defaults Under Senior Securities
                None

Item 4.         Submission of Matters to a Vote of Security Holders
        (a)     The Company's Annual Meeting of Shareholders was held on May 29,
                1997.

        (b)     See (c) 1 below
                The Company has no other Directors

        (c) At the 1997 Annual Meeting, the shareholders took the following action:

                1. Elected four directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified; and

                     In the election of directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated May 5, 1997. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office.

                     Name of Nominee                  For Election               Withheld
                     ---------------                  ------------               --------
                     Hal J Krauter                    7,592,870                  17,000
                     Louis R. Adimare                 7,592,970                  16,900
                     George L. Bragg                  7,591,970                  17,900
                     James C. Castle                  7,592,970                  16,900
                     Abstentions                         N/A                       N/A
                     Broker Non-votes                    N/A                       N/A

        (d)     Not Applicable

Item 5.         Other Information
                None

Item 6.         Exhibits and Reports on Form 8-K

                Exhibit No.             Document
                -----------             --------
                27                      Financial Data Schedule

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            LEASING SOLUTIONS, INC.


                       By:  /s/ Hal J Krauter
                            ---------------------------------
                            Hal J Krauter
                            President and Chief Executive Officer



                       By:  /s/ Steven L. Yeffa
                            ---------------------------------
                            Steven L. Yeffa
                            Vice President, Finance and Chief Financial Officer (Principal Financial Officer)



DATE:     August 14, 1997