Form 10-Q
period 1997-09-30
LEASING SOLUTIONS INC
filed 1997-11-14
CIK 803443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------
                                   FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

The number of shares of Registrant's common stock outstanding at September 30, 1997 was 8,165,521 shares.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                                                                          Page
Part I.    Financial Information

  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets
          September 30, 1997 and December 31, 1996                          1

          Consolidated Condensed Income Statements
          Three and nine month periods ended September 30, 1997 and 1996    2

          Consolidated Condensed Statements of Cash Flows
          Nine month periods ended September 30, 1997 and 1996              3

          Notes to Consolidated Condensed Financial Statements              4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6



Part II.  Other Information                                                11

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                 12


                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                                      September 30,      December 31,
                                                                                          1997              1996
                                                                                      -------------      ------------
                                                                                       (unaudited)
                                     ASSETS
Cash and cash equivalents................................................               $  9,466           $  6,888
Accounts receivable......................................................                 17,079             11,534
Investment in direct finance leases - net................................                 26,199             15,088
Investment in operating leases - net.....................................                466,420            361,872
Property and equipment - net.............................................                  3,493              2,338
Other assets.............................................................                  9,731              9,571
                                                                                        --------           --------
   TOTAL ASSETS..........................................................               $532,388           $407,291
                                                                                        ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment purchases...................................               $  2,564            $  4,252
Accrued and other liabilities............................................                 19,922               9,497
Recourse debt............................................................                231,519             182,739
Nonrecourse debt.........................................................                195,756             138,919
Deferred income taxes....................................................                 11,047               8,328
                                                                                        --------            --------
   TOTAL LIABILITIES.....................................................                460,808             343,735
                                                                                        --------            --------
SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000 shares, issued and outstanding:
   8,165,521 and 8,170,836...............................................                 37,974              37,658
Retained earnings........................................................                 33,782              25,624
Accumulated translation adjustment.......................................                   (176)                274
                                                                                        --------            --------
   TOTAL SHAREHOLDERS' EQUITY............................................                 71,580              63,556
                                                                                        --------            --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................               $532,388            $407,291
                                                                                        ========            ========


     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED INCOME STATEMENTS


                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                                    Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                              ------------------------------         ----------------------------
                                                                 1997                 1996              1997              1996
                                                              ---------            ---------         ---------          ---------
REVENUES:
   Operating lease revenue..........................            $57,365              $38,825          $158,435           $96,927
   Earned lease income..............................              1,024                  493             2,466             1,639
   Interest income..................................                 34                   93               200               305
   Other............................................                 33                   45               181               449
                                                                -------              -------          --------           -------
       TOTAL REVENUES...............................             58,456               39,456           161,282            99,320
                                                                -------              -------          --------           -------

COSTS AND EXPENSES:
   Depreciation - operating leases..................             38,803               26,052           109,365            65,087
   Selling, general and administrative..............              4,998                3,588            13,415             9,007
   Interest.........................................              8,210                5,290            21,851            13,028
   Other............................................                455                  314             1,164             1,030
                                                                -------              -------          --------           -------
       TOTAL COSTS AND EXPENSES.....................             52,466               35,244           145,795            88,152
                                                                -------              -------          --------           -------

INCOME BEFORE INCOME TAXES..........................              5,990                4,212            15,487            11,168
PROVISION FOR INCOME TAXES..........................              2,505                1,725             6,484             4,571
                                                                -------              -------          --------           -------
NET INCOME..........................................            $ 3,485              $ 2,487          $  9,003           $ 6,597
                                                                =======              =======          ========           =======

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE..........................               $.42                 $.30             $1.08              $.83
                                                                =======              =======          ========           =======
COMMON AND COMMON
   EQUIVALENT SHARES................................              8,340                8,371             8,369             7,941
                                                                =======              =======          ========           =======


     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In Thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ----------------------------------
                                                                                           1997              1996
                                                                                     ----------------  ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........................................        $ 127,767         $  68,655
                                                                                           ---------         ---------
INVESTING ACTIVITIES:
 Cost of equipment acquired for lease..............................................         (248,716)         (208,239)
 Cash received over revenue recognized on leases...................................           57,927            10,494
 Cash paid for acquisition, net of cash received...................................           (8,898)                -
 Property and equipment purchases..................................................           (1,882)           (1,098)
                                                                                           ---------         ---------
 Net cash used for investing activities............................................         (201,569)         (198,843)
                                                                                           ---------         ---------
FINANCING ACTIVITIES:
 Borrowings:
   Nonrecourse.....................................................................          167,328           100,118
   Recourse........................................................................          305,176           246,148
 Repayments:
   Nonrecourse.....................................................................         (124,716)          (51,404)
   Recourse........................................................................         (270,429)         (186,582)
 Issuance of common stock..........................................................              734            22,746
 Purchase of outstanding common stock..............................................           (1,263)
 Repayment of capital lease obligations............................................                -              (143)
                                                                                           ---------         ---------
 Net cash provided by financing activities.........................................           76,830           130,883
                                                                                           ---------         ---------

IMPACT OF EXCHANGE RATE
 CHANGES ON CASH...................................................................             (450)                -
                                                                                           ---------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS..............................................            2,578               695

CASH AND CASH EQUIVALENTS:
 Beginning of period...............................................................            6,888             8,423
                                                                                           ---------         ---------
 End of period.....................................................................        $   9,466         $   9,118
                                                                                           =========         =========


     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------
    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.  CASH AND CASH EQUIVALENTS
    -------------------------
    Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less. At September 30, 1997, $3,401,000 of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables, Inc. II and Leasing Solutions Receivables, Inc. III, the Company's wholly-owned subsidiaries, issued in private placements in 1997, and as collateral therefor, and was not available to other creditors or for other uses.

3.  INVESTMENT IN LEASES
    --------------------
    The components of the net investment in direct finance leases and in operating leases as of September 30, 1997, and December 31, 1996, are shown below (in thousands):


                                                  September 30,   December 31,
                                                      1997           1996
                                                  -------------   ------------
  Direct finance leases:
   Minimum lease payments receivable               $  24,814      $  15,397
   Estimated unguaranteed residual values              4,896          1,609
   Initial direct costs - net                             40             12
   Unearned lease income                              (3,551)        (1,930)
                                                   ---------      ---------
  Investment in direct finance leases - net        $  26,199      $  15,088
                                                   =========      =========

  Operating leases:
   Equipment under operating leases                $ 739,313      $ 560,128
   Initial direct costs - net                          7,003          4,316
   Accumulated depreciation                         (279,683)      (202,404)
   Allowance for doubtful accounts                      (213)          (168)
                                                   ---------      ---------
  Investment in operating leases - net             $ 466,420      $ 361,872
                                                   =========      =========


  A substantial portion of the increase in investment in leases was financed with nonrecourse and recourse debt.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

4.  PORTFOLIO ACQUISITION
    ---------------------
    In April 1997, the Company acquired a lease portfolio from Scott Capital, a Canadian company engaged primarily in computer leasing. The net purchase price in the acquisition was US$8,898,000. In connection with this transaction, the Company acquired tangible assets (primarily leases) and intangible assets with a total value of US$37,156,000, assumed recourse and nonrecourse debt of US$28,258,000, and recorded goodwill of $2,320,000, which is being written off over seven years. The acquisition of assets was accounted for as a purchase. In addition, the Company has assumed the office leases of the Canadian entity and has hired its 19 employees. The results of Scott Capital have been included in the Company's operations from April 1997, the month of acquisition. The impact of pro forma adjustments on the combined results of operations is not material.

5. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------
   In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and, at that time, will restate earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

   If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.43 and $.31 for the quarters ended September 30, 1997 and 1996, respectively, and $1.10 and $.85 for the nine month periods ended September 30, 1997 and 1996. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

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

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997.


RESULTS OF OPERATIONS

Total revenues increased $19,000,000, or 48%, to $58,456,000 and $61,962,000,
or 62%, to $161,282,000 for the three and nine month periods ended September 30, 1997, respectively, compared with the corresponding prior year periods. Almost all the increase for both periods was in operating lease revenue. The increase in operating lease revenue for both periods reflects a higher average investment in operating leases, resulting from increases in operating leases originated by the Company over the past year. The third quarter and nine month increase in revenue was also due, in part, to the acquisition of a portfolio from a Canadian company in April 1997, offset, with respect to the third quarter, by the affect of a sale of a mature lease portfolio.

Depreciation expense for operating leases increased $12,751,000, or 49%, to $38,317,000 and $44,278,000, or 68%, to $109,365,000 for the three and nine month periods ended September 30, 1997, respectively, compared with the corresponding prior year periods. The increases are primarily due to the increase in the operating lease base, resulting from increases in operating leases originated by the Company over the past year and the acquisition of a portfolio from a Canadian company. In addition, the Company's lease portfolio as of September 30, 1997, had a higher percentage of shorter term leases, which the Company depreciates over a shorter period, compared to its portfolio as of September 30, 1996.

Selling, general and administrative expenses increased $1,410,000, or 39%, to $4,998,000 and $4,408,000, or 49%, to $13,415,000 for the three and nine month periods ended September 30, 1997, respectively, compared with the corresponding prior year periods. For the three and nine month periods ended September 30, 1997, the increases are primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, expenses attributable to the commencement of the Company's operations in Europe and Canada, increased occupancy costs resulting from an expansion of the Company's headquarters and the commencement of the Company's operations in the United Kingdom and Canada. Additionally, the nine month period ended September 30, 1997 increase is due, in fact, to interest costs and professional fees related to a settlement of a tax audit adjustment, and costs related to the enhancement of the Company's management information systems.

Interest expense increased $2,920,000, or 55%, to $8,210,000 and $8,823,000, or
68%, to $21,851,000 for the three and nine month periods ended September 30, 1997, respectively, compared with the corresponding prior year periods. The increase is primarily due to higher average recourse and nonrecourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio.

The provision for income taxes was 42% for the three and nine month periods ended September 30, 1997, compared to the 42% and 41% rates, respectively, for the corresponding prior year periods. The increase for the nine month period is due to increases in new leases with customers located in states with higher state income tax rates.

Net income increased 40% to $3,485,000 and 36% to $9,003,000 for the three and nine month periods ended September 30, 1997, respectively, compared with the corresponding prior year periods, principally as a result of the increase in the components of total revenues, reduced by the increases in the components of total costs, specifically described above. Earnings per share increased 40% to $.42 and 30% to $1.08 for the three and nine month periods, respectively. For the nine month period, net income rose faster than earnings per share for the same period due to

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES


an increase in the average number of common shares outstanding, primarily as a result of the Company's secondary public offering of Common Stock completed in February, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $127,767,000 during the nine month period ended September 30, 1997, due, in part, to net income of $9,003,000 that period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses such as depreciation of $110,465,000, as well as net changes in accounts payable, accrued and other liabilities, deferred taxes, and other assets, totaling $8,299,000. Investing activities, which are primarily related to investments in equipment for lease, used $201,569,000 during the nine month period. Financing activities in the nine month period generated $76,830,000 from the Company's new borrowings of $472,504,000 of recourse and nonrecourse debt, and $734,000 from exercise of options, aggregating $473,238,000, offset by purchases of outstanding common stock and repayments of recourse and nonrecourse borrowings, aggregating $396,408,000. Additionally, the impact of exchange rate changes on cash was $450,000. The net result of these activities for the nine month period was an increase in cash and cash equivalents of $2,578,000.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings principally from money center banks, regional banks, and insurance companies.
In January 1997, the Company, through its wholly-owned subsidiary, Leasing Solutions Receivables II, Inc., obtained long-term financing for its leasing activities through a $100,000,000 commercial paper-backed conduit, revolving, nonrecourse line of credit provided by an affiliate of a money center bank. Borrowings under this facility of approximately $67,765,000, as of September 30, 1997, bear interest at a weighted average rate of 7.3% per annum (based on the commercial paper rate plus 123 basis points at the time of borrowing). Such borrowings through the Company's subsidiaries ("Securitizations") are secured by lease receivables and the underlying equipment financed under such arrangements.

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

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities totaled $190,000,000 at September 30, 1997. A brief description of each of those facilities follows.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

  (1) $160,000,000 (which is expected to increase to $175,000,000 in the fourth quarter) revolving facility syndicated with nine banks, expiring October 29, 1998. At September 30, 1997, $124,662,000, with a weighted average interest rate of 7.3% per annum, was outstanding under this facility. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate or LIBOR plus 135 basis points. This facility was renewed for an additional year at October 31, 1997, on which date $141,052,000, with a weighted average interest rate of 7.1% per annum, was outstanding.

  (2) $15,000,000 revolving facility with one bank, with borrowings available through April 1998, and repayments due 240 days after borrowing. At September 30, 1997, there were no amounts outstanding under this facility. Borrowings under the facility bear interest at LIBOR plus 150 basis points.

  (3) $15,000,000 revolving facility with one bank, expiring May 1998. Borrowings under the facility bear interest at the bank's prime rate plus 95 basis points. At September 30, 1997, $4,500,000, with an interest rate of 9.45% per annum, was outstanding under this facility. In addition to interim financing of lease transactions, proceeds borrowed under this facility are available for general corporate purposes.

The Company also has a $15,000,000 revolving facility, expiring October 15, 1998, with one bank. Borrowings under the facility bear interest at the bank's prime rate. At September 30, 1997, $7,778,000, with an interest rate of 8.5% per annum, was outstanding under this facility. The proceeds of borrowings under this line are used exclusively to fund certain accounts payable to two of the Company's vendors resulting from the purchase of equipment for lease.

In March 1996, the Company entered into a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This bank has agreed to extend this line until March 1998, and borrowings under the facility bear interest at rates ranging from 135 to 200 basis points over average life treasuries at the time of borrowing. To date, the Company has refinanced approximately $93,187,000 of borrowings under its other short-term facilities through this facility. The Company paid down approximately $50,465,000 of this facility in January 1997 from the proceeds of the Securitization mentioned above entered into in January 1997. At September 30, 1997, $22,899,000 was outstanding under this facility and the weighted average interest rate on that amount was 7.3% per annum (based on average life treasuries plus 175 to 200 basis points at the time of borrowing). The Company expects to refinance, from time to time, under this facility, additional borrowings under its other short-term facilities in order to fix the interest rate for these borrowings.

Borrowings under the above-described facilities are generally secured by lease receivables and the underlying equipment financed under the facility. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. The agreements for the facilities contain covenants regarding leverage (a recourse liabilities-to-equity ratio of not more than 5.5 to 1), interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. At September 30, 1997, the Company had a recourse liabilities-to-equity ratio of 3.7 to 1. Under the renewed revolving facility, the recourse liabilities-to-equity ratio would be 2.5 to 1 at September 30, 1997. If the Company finances, on a long-term, nonrecourse basis, the equipment and related leases presently financed under its short-term, recourse facilities, its recourse liabilities-to-equity ratio will decrease to below 2 to 1.

Occasionally, the Company will obtain long-term, nonrecourse financing for significant individual or pooled lease transactions (typically with one lessee) at the time, or shortly after, it purchases the related equipment. The Company borrowed an aggregate of $13,771,000 under such arrangements in the third quarter of 1997. An aggregate of $113,571,000 ($8,479,000 of which is recourse), with a weighted average interest rate of 8.1% per annum, remained outstanding under all such arrangements as of September 30, 1997.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES


In 1995, the Company issued $17,500,000 of nonrecourse subordinated debt, at a coupon rate of 9.7%, due through May 1998. In June 1997, the Company, through a newly formed, wholly-owned subsidiary, Leasing Solutions Receivables III, Inc., financed, through a $8,500,000 nonrecourse sale to an affiliate of a major life insurance company, a portion of its residual interest in a lease portfolio. Such portion of the residual interest had a book value of $5,941,000. Approximately $6,000,000 of the proceeds were used to repay the balance of the subordinated debt described above, which was owed to the same financing source.

As a result of the acquisition of a Canadian lease portfolio in April 1997, the Company's Canadian subsidiary assumed recourse debt of $14,033,000 and nonrecourse debt, under two separate lines, of $14,225,000. At September 30, 1997, outstanding recourse debt was $14,224,000, and nonrecourse debt was $18,213,000, under these lines, with weighted average interest rates of 5.0% and 7.3%, respectively.

The Canadian Subsidiary has two lines, with aggregate available of approximately $28,080,000. A brief description of these facilities follows:

(1) $17,280,000 in facilities with one bank, expiring August 1998. At September 30, 1997, $14,224,000 was outstanding under this facility. Borrowings under the facility bear interest at one of the following rates, at the election of the Borrower, prime plus 25 basis points: LIBOR plus 135 basis points: or bankers acceptances plus 135 basis points.

(2) $10,800,000 facility with one bank, expiring November 1998. At September 30, 1997, there were no amounts outstanding under this facility. Borrowings under the facility bear interest at one of the following rates, at the election of the borrower, prime plus 25 basis points: LIBOR plus 135 basis points: or bankers acceptances plus 135 basis points.

The Company has guaranteed the obligations of its Canadian subsidiary under these lines.

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

The arrangements under which the Company expects to finance its leasing activities in Europe are likely to be substantially similar to the lease financing arrangements utilized by the Company in the United States. The Company's European subsidiaries will engage in nonrecourse and recourse borrowings, with terms comparable to its domestic borrowings, to provide most of the purchase price of equipment and finance its equity investment in equipment from one or more of the equity sources described above. In October 1997, the Company's European subsidiary put in place its first European borrowing facility, a revolving line of credit, with initial availability of 10,000,000 pounds sterling. At October 31, 1997, approximately 7,400,000 pounds sterling was outstanding under this line. The line is provided by a United States financial institution, currently lending to the Company, which will act as agent on the line. It is expected that two European financial institutions will join the line, adding 20,000,000 pounds sterling in availability, prior to the end of the fourth quarter of 1997. The Company has guaranteed the obligations of its European subsidiary under the line.

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

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES


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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company issued and sold $71,875,000 of convertible subordinated notes, in October 1996, in a public offering subject to its Registration Statement, dated September 20, 1996, as amended. That Registration Statement and the Prospectus, dated October 3, 1996, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors," which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock and convertible debt. You may obtain a copy of the Prospectus by request to the Company's Investor Relations Department by phone, at (408) 995-6565, or via the Internet at www.lsileasing.com, or by mail at Leasing Solutions, Inc., 10 Almaden Boulevard, Suite 1500, San Jose, California 95113.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing, the ability of the Company to enter into new strategic alliances and extend existing alliances, the ability of the Company to manage its growth, risks and uncertainties of doing business in Europe and Canada and in other foreign countries, the ability of the Company to recover its investment in equipment through remarketing, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Prospectus.

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



DATE:   November 14, 1997