Form 10-K
period 1997-12-31
LEASING SOLUTIONS INC
filed 1998-03-31
CIK 803443

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   Form 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to
     _________________.

                       Commission file number 0-21370
            ------------------------------------------------------

                         LEASING SOLUTIONS, INC
                         ----------------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           California                              77-0116801
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

Ten Almaden Boulevard, Suite 1500,  San Jose, California       95113
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:    (408) 995-6565

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class              Name of Each Exchange on Which Registered
     -------------------              -----------------------------------------
Common Stock                          New York Stock Exchange
Preferred Stock Rights with
  respect to Common Stock             New York Stock Exchange
6 7/8% Convertible Subordinated
  Notes                               New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:       None

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of March 20, 1998, was $179,662,000. As of such date, 8,202,100 shares of the registrant's Common Stock were outstanding.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

                               ITEM 1.  BUSINESS

INTRODUCTION

  Leasing Solutions, Inc. (the "Company" or "LSI") is a full-service global leasing company that specializes in leasing information processing and communications equipment, principally to large, creditworthy customers, both U.S. and foreign. The Company's leasing activities are conducted primarily through vendor programs and strategic alliances with equipment manufacturers, value-added resellers ("VARs") and systems integrators. LSI's focus is on operating leases because such leases provide the opportunity for the Company to realize the full benefit of residuals received upon remarketing the equipment to the original customer at the end of the initial lease term. The Company expanded its operations to Western Europe in early 1996 and to Canada in early 1997 through acquisitions of existing leasing companies.

  To date, the Company has purchased approximately $1.3 billion of equipment for lease to its customers and has in place over 700 master lease agreements with corporate customers. Although the Company has leased and will continue to lease a variety of information processing and communications equipment, it estimates that, during 1997, desktop and laptop computers represented approximately 84% of its Dollar Volume (Dollar Volume represents the total purchase price of equipment placed under lease with customers).

  The Company's vendor programs generally involve equipment purchase and lease marketing arrangements with manufacturers, VARs and systems integrators (collectively "vendors"). LSI has existing vendor relationships in the United States with Vanstar Corporation, Fujitsu PC Corporation and HAL Computer Systems, Inc. The Company also has strategic alliances with Leasing Group, Inc. in the U.S. and with Schroder Leasing Limited in Western Europe. These companies will make available so-called "small ticket" lease financing to the Company's vendors in those respective geographic regions and will refer to the Company leasing opportunities with customers that fit the Company's typical lease financing profile. Through additional strategic alliances, the Company is in a position to offer asset management services to its customers and will receive refurbishment services and remarketing assistance for certain of its equipment that has reached the remarketing phase.

  The Company believes that the value of its equipment, and particularly equipment used in client/server network environments, is greatest to the original customer due to the tendency for the equipment to become "embedded" in the customer's mission critical operations. Therefore, the Company seeks to maximize the amount of equipment that is remarketed in place to the original customer in order to realize the considerably higher residual values that may result from such remarketing, as compared to equipment sold or leased to a third party.

CUSTOMERS

  The Company currently has in place over 700 master lease agreements with corporate customers. The services and support provided by the Company to its customers includes custom lease payment streams and structures, short-term leasing, technology refresh leases, trial leases, asset swaps and trade-ins, upgrade and add-on financing, renewal and remarketing, personalized invoicing and asset management and reporting.

  The Company's typical customers are large, creditworthy corporations that require several million dollars of equipment per year and are repeat customers. Repeat business generated through existing relationships is an important source of revenue for the Company. As of December 31, 1997, over 90% of the lessees with whom the Company has a master lease agreement have more than one lease supplement in place with the Company. Additionally, once the Company has a master lease agreement with a customer, its ability to lease other manufacturers' products to that customer is enhanced.

  The ten largest customers of the Company, measured by Dollar Volume, during 1997 are listed alphabetically below. The total Dollar Volume associated with these customers represented approximately 83% of the Company's total new lease originations for 1997.

Aetna Life Insurance                                   Monsanto
Deere & Company                                        Motorola
Eastman Chemical                                       Northern Telecom
Ernst & Young LLP                                      State of California
Honeywell                                              Xerox

  From 1995 through 1997 (and in 1997), approximately 78% of the Company's total lease transactions (based on Dollar Volume) were with customers whose credit ratings, or the credit ratings of their parent companies, were Baa or better, as rated by Moody's Investor Services, or with customers who were not rated but possess a credit profile equivalent to a Moody's Baa rating. While LSI believes that its business is not dependent on any single customer, during 1997, Ernst & Young, and Xerox accounted for 19% and 11%, respectively, of its revenues. In the event any of the customers listed above, and particularly Ernst & Young LLP and Northern Telecom (which represented approximately 19% and 15%, respectively, of the Company's Dollar Volume in 1997 and 20% and 9%, respectively, of the Company's net book value at December 31, 1997) ceases to lease additional equipment, or materially reduces the amount of equipment it leases, from the Company in the future, and such reduction in lease volume is not replaced by other existing or new customers, the Company's operating results could be materially adversely affected. See "Factors That May Affect Future Operating Results" below.

  In April 1997, the Company's vendor relationship with Dell Computer was terminated by Dell when Dell formed a joint venture with Newcourt Financial and began using the joint venture for lease financing to its customers. However, as a result of LSI's strong relationship with its Dell lease customers, LSI successfully retained over 95% (based on master lease agreements) of its existing Dell lessees. Consequently, the termination of the Dell relationship did not materially adversely impact volume or revenues in 1997. In fact, the Dollar Volume of equipment purchased from Dell in 1997 for lease to the Company's customers, even after the termination of the Dell vendor relationship in April, was approximately $145,000,000.


LEASING AND SALES ACTIVITIES

Strategic Programs

  A majority of LSI's business by Dollar Volume for 1997 was generated through vendor programs. The programs with equipment vendors generally involve equipment purchasing and lease marketing arrangements. The programs generally have terms of one year or two years. Certain of such agreements are extended automatically for one year terms, unless they are terminated by either party upon the expiration of the then existing term with prior written notice ranging from 90 to 180 days. Customers introduced to the Company through its vendor programs typically acquire equipment from several manufacturers, which results in additional lease volume to the Company from "non-vendor" manufacturers. This non-vendor equipment, along with the vendor's equipment, is typically part of a client/server network environment and remains in place along with the vendor's equipment. Examples of such equipment include printers, networking routers and switches and disk drives.

  A substantial majority of transactions entered into under a typical vendor program are direct leases. Under these direct leases, lessees enter into master lease agreements directly with the Company, rather than with the vendor. The master lease agreement sets forth the basic terms and conditions under which the Company will lease equipment to the lessee. The lease of specific equipment is documented with a simple supplement to the master lease agreement, thereby avoiding the necessity of negotiating a new master lease agreement each time the lessee desires to acquire additional equipment. Such a lease structure also makes it convenient for the lessee to acquire add-ons and/or upgrades to equipment it has leased from the Company and for the Company to finance such add-ons and upgrades. In 1997, these direct lease agreements accounted for over 90% of the Company's Dollar Volume.

  Under a typical vendor program, LSI works with the lessee and the vendor's sales personnel to help structure the initial lease. The Company finances the lease, purchases the related equipment and administers the lease (including billing and collecting). See "Remarketing" below.

  In June 1997, LSI established a vendor program with Vanstar Corporation, a VAR that typically sells network systems to corporations, including large users of information processing and communications equipment. Vanstar is a $2 billion provider, annually, of equipment and services for computer networks and technology infrastructure. Although no assurances can be given, the Company anticipates generating significant lease volume in the future with Vanstar. The equipment acquired by the Company from Vanstar is similar to those products historically provided through its other vendor programs.

  In September 1997, the Company and Fujitsu PC Company, a wholly-owned subsidiary of Fujitsu, a $37 billion worldwide IT conglomerate, entered into a vendor agreement under which the Company is to provide leasing and asset management services in support of Fujitsu's marketing to large corporate accounts. The program contemplates global financing opportunities in the U.S., Canada and Western Europe.

  In February 1998, LSI entered into an additional strategic agreement with HAL Computer Systems, Inc., a manufacturer of computer systems. Under the terms of the agreement, the Company is to provide account planning and field-based sales support to HAL, as well as a leasing facility for use principally with HAL's marketing of products and services to HAL's corporate customers.

  In June 1997, the Company also entered into an operating agreement with Leasing Group, Inc., a privately-held leasing services provider. Under the terms of the agreement, the Company is to provide field-based sales support and lease financing for large corporate customers of select vendors with whom LGI has exclusive relationships, including CompUSA and NEC America. Furthermore, the agreement contemplates that LGI may provide small-ticket leasing services to certain vendors of LSI.

Asset Management

  In January 1998, the Company entered into a Marketing Agreement with Apsylog, Inc., a leading provider of help desk and asset management software. This arrangement permits the Company to expand the scope of services it offers to prospective and existing customers to include extensive tracking of and reporting on the total lifecycle costs associated with the information processing and communication systems installed at the customer. The Company believes that the ability to offer such capabilities will increase the Company's competitive position in the lease financing marketplace and increase customer satisfaction with its services, thereby potentially increasing the number of assets placed on lease with the Company's customers.

Development Activities

  The Company's objective is to leverage its existing customer relationships, funding sources, regional leasing and support staff and back office operations support organization by systematically adding new vendor programs, and expanding the scope of its existing programs, including, as applicable, increasing the geographic coverage of such relationships outside the United States. See "International Expansion." This objective is addressed by a dedicated Marketing and Business Development group responsible for securing vendor and program agreements and related program development activity.
The Company believes that one of its major strengths is its ability and willingness to customize its programs to meet the vendor's specific marketing and financial objectives. The Company believes that this ability to customize its programs and its willingness to make a capital investment in the equipment it acquires makes it an attractive lease financing source for vendors considering a lease financing program.

  Once an agreement for a vendor program is established, the Company's implementation process with the vendor's organization commences. This extensive process involves presentations and training sessions at various levels and in various locations throughout the country in which the program is to be implemented. These training programs familiarize the Company's sales employees with the vendor's products, customer base and methods of doing business, and the vendor's sales employees with the lease financing opportunities offered by the Company which they may make available to their existing and prospective customers. Additionally, the Company works closely with the vendors to develop printed sales collateral and internet-based training, marketing and reporting tools to maximize efficiency and customer service. Recognizing that, with the addition of each new vendor program, the Company incurs significant incremental costs in the implementation process, the Company intends to continue to be selective in establishing additional programs and relationships in the future.


Products Leased

  The information processing and communications equipment that the Company presently purchases for lease includes communication controllers, database machines, desktop and laptop computers, display stations, file servers, printers, tape and disk products, and network routers and automatic switches. The majority of the equipment acquired by the Company since 1994 is utilized in client/server network environments.

  Desktop and laptop computers represented approximately 84% of the equipment purchased by the Company, as measured by Dollar Volume, in 1997. Approximately 55% of its Dollar Volume for 1997 was composed of equipment, principally desktop and laptop computers, purchased from Dell.


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

  The Company offers financing for both operating leases and direct finance leases. The vast majority of the leases the Company enters into have a lease term of from two to four years. These leases are either operating leases or direct finance leases. Generally leases having a term of three years or less are classified as operating leases and leases having a term greater than three years are classified as direct finance leases. Although the Company is principally engaged in the business of writing operating leases, it has in the past entered into direct finance leases for material amounts of equipment and expects to do so again in the future, particularly in its European operations. See "MD&A -- Lease Accounting" for a further discussion of such leases.

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

Remarketing

  The results of the remarketing process ultimately determine the degree of profitability of a lease transaction. The Company's remarketing strategy is to keep its equipment installed in place at the end of the initial lease term. Typically, remarketing equipment in place produces substantially better residual returns than equipment sold or leased to a third party. Prior to the expiration of the original lease term, the Company initiates the remarketing process for the related equipment.

The Company is able to maximize its revenues and residual return by focusing its efforts on keeping the equipment in place at the end of the initial lease term by (1) re-leasing it to the initial lessee for a specified term, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling the equipment to the initial lessee. If the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or lease the equipment to a different customer, or sell the equipment to equipment brokers or dealers. Although the Company has been successful in remarketing in place a majority (as measured by Dollar Volume) of its equipment coming off lease, no assurances can be given that the Company's past successes in remarketing its equipment in place will be repeated in the future, primarily because the Company has little history with respect to remarketing desktop and laptop computers, which make up a substantial and growing percentage of the Company's equipment portfolio. However, the Company believes that the residual value of the equipment it leases to its customers that is used in client/server networks, including desktop and laptop computers, is enhanced due to the "embedded" nature of products in such networks and the resulting tendency for such equipment to remain in place after the end of the original lease term. See "Factors That May Affect Future Operating Results" below.

     The Company has dedicated significant resources, through both its headquarters and field offices, to support its remarketing effort. The Company's sales personnel are provided incentives to remarket its equipment.

     In August 1997, the Company entered into a service and remarketing agreement with Micro Exchange Corporation, one of the largest independent remarketing and servicing centers for name brand personal computer products in the U.S. The agreement enhances the Company's existing remarketing capabilities by providing increased remarketing opportunities through additional channels of distribution, including retail channels. Micro Exchange also provides return processing, computer repair and refurbishment services under the agreement.

  The Company's historical experience in estimating residual values may not be applicable to most of the information processing and communications equipment that the Company has recently purchased for lease. The initial lease terms of the leases to which any material amount of such equipment is subject have not yet expired and, as a result, the Company does not yet have meaningful remarketing experience with respect to such equipment. Therefore, the Company's historical experience in estimating residual values may not be applicable to such equipment. Accordingly, for that reason and others, the Company's historical remarketing experience is not necessarily indicative of future performance and no assurances can be given that the Company will be able to achieve remarketing results in the future that are comparable to its historical remarketing results.

Default and Loss Experience

  The cumulative default and loss experience of the Company with respect to lease payments under the leases in its portfolio as of December 31, 1997, 1996 and 1995 is set forth below.

                     CUMULATIVE DEFAULT AND LOSS EXPERIENCE
                             (Dollars in thousands)

                                                                 FROM INCEPTION THROUGH
                                     ------------------------------------------------------------------------------

                                         DECEMBER 31, 1997          DECEMBER 31, 1996         DECEMBER 31, 1995
                                     --------------------------  ------------------------  ------------------------
                                                   PERCENT OF                PERCENT OF                PERCENT OF
                                                      TOTAL                     TOTAL                     TOTAL
                                       AMOUNT     ACQUISITIONS    AMOUNT    ACQUISITIONS    AMOUNT    ACQUISITIONS
                                     -----------  -------------  ---------  -------------  ---------  -------------
Total Acquisitions (1).............   $1,224,000                  $917,900                  $635,558
Cumulative Gross Defaults (2)(4)...   $    2,292           0.2%   $  1,846           0.2%   $  1,526           0.2%
Cumulative Recoveries (3)..........        1,221           0.1%        989           0.1         904           0.1
                                                                  --------           ---    --------           ---
Net Losses.........................   $    1,071           0.1%   $    857           0.1%   $    622           0.1%
                                                                  ========           ===    ========           ===

_____________

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

  The Company's sales offices are organized into four regions, each of which is managed by a Regional Manager located in one of the region's sales offices. Each of the sales offices are staffed with a District Manager ("DM") and at least one Contract Administrator who work with the sales personnel of the companies for which the Company provides customer lease financing services to offer lease financing solutions to the sales customers. The Company also has an assistant DM in several of its offices.

  Once the Company commits to a lease transaction, its Contract Administrators initiate a process of systematically preparing and gathering relevant lease information and lease documentation. The contract administrators are also responsible for monitoring the documentation through the Company's home office documentation and review process. Prior to the Company entering into any lease agreement, each transaction is evaluated based on the Company's pre-determined standards regarding residual values, lease structure, lease documentation and customer credit. The Company approves, and delivers documentation to its customers, in most instances, in less than two business days after a request for approval of the transaction has been submitted to the Company's headquarters by one of its field sales personnel.

  The Company utilizes an Investment Committee to review the residual values it will use to price standard transactions. The Investment Committee also must approve the pricing, including residual values, for all transactions involving $5 million or more in aggregate purchase price of equipment if the pricing parameters are outside previously approved guidelines. The Investment Committee is composed of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President - Contract Administration, Vice President - Treasurer, Vice President - Remarketing and Controller of the Company. In addition, aggregate customer exposures from $2 - 5 million in aggregate purchase price require the approval of certain officers of the Company.

International Expansion

  Commencing in early 1996, the Company embarked on a plan to increase its geographic coverage for vendor programs by expanding its lease financing activities outside the United States. The first step in this international expansion was into Western Europe, and was accomplished in April 1996 with the acquisition of a small independent leasing company in the United Kingdom. This company focused on leasing information processing equipment. Since that time, the Company has also opened leasing offices in Germany, France, Belgium and The Netherlands and has the ability to provide leasing services in Spain and Italy.

  In March 1998, the Company's UK subsidiary entered into a strategic alliance with Schroder Leasing Limited pursuant to which Schroder will provide small-ticket lease financing to the Company's customers in Western Europe and the Company's European operations will provide lease financing to the large corporate customers of Schroder and certain of its customers. Although no assurances can be given, the Company anticipates entering into other new vendor relationships covering Western Europe in the future.

  In April 1997, the Company continued its expansion through the acquisition of a lease portfolio and related operations from a Canadian company engaged primarily in computer leasing. The acquisition was made by a newly formed Canadian subsidiary of the Company, Leasing Solutions (Canada) Inc. The acquired portfolio is comprised of information processing and communications equipment primarily leased (principally under operating leases) to investment grade companies and Canadian governmental entities. The Canadian operation has offices in four Canadian cities, with headquarters in the Toronto area.

  In the future, the Company may participate in additional international markets, particularly Latin America and the Pacific Rim, as may be necessary to meet the demands of existing and prospective vendors and customers.


Financing

  The Company's financing strategy has been to obtain substantially all of its required long-term borrowings from the proceeds of sales of nonrecourse, secured debt securities in the public and private debt securities markets through "securitizations" or by other similar secured financings. From time to time, the Company will obtain long-term financing for one or more leases with a single customer. Prior to securitizing its leases, the Company finances its acquisition of equipment on a short-term basis through secured "warehouse" lines of credit until such time as its portfolio of equipment is of sufficient size to permit it to efficiently finance the portfolio on a long-term basis. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings. Although the Company has not done so to date, it may engage in hedging transactions, pursuant to the hedging strategy approved by its Board of Directors, in order to protect itself, when necessary, against increases in interest rates prior to obtaining fixed rate, long-term financing for its equipment. The Company recently expanded its operations to Western Europe and Canada, and has obtained lines of credit to finance its leasing activities in those countries. See
"MD&A --Liquidity and Capital Resources" and "Factors That May Affect Future Operating Results" below.

  Nonrecourse Debt. The credit standing of the Company's customers allows the Company to obtain long-term financing for most of its leases on a nonrecourse basis. However, the Company may, from time to time, obtain such financing on a recourse basis if the Company believes that the rates and other terms offered for recourse financing justify such an arrangement. Under such loans, the Company typically borrows an amount equal to the committed lease payments under the financed lease, discounted at a fixed interest rate. The lender is entitled to receive the monthly lease payments under the financed lease in repayment of the loan, and takes a security interest in the related equipment and those lease payments. The Company retains ownership of such equipment. Interest rates under this type of financing reflect the financial condition of the lessees, the term of the leases, the amount of the loan and the nature and manufacturer of the equipment.

  Historically, such nonrecourse loans have generally provided between 85% and 90% of the funds necessary to acquire equipment. The Company normally obtains the balance of the acquisition cost, commonly known in the leasing industry as the "equity investment" in the equipment, from the proceeds of recourse, and occasionally nonrecourse, financings by the Company, from its internally generated funds or from the proceeds of sales of convertible debt or its Common Stock.

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

  The Company utilizes the public and private debt securities markets, through securitizations, to provide a substantial portion of the nonrecourse debt it required. The utilization of securitizations has reduced the Company's effective interest cost for its nonrecourse debt. The Company expects to obtain most of its long-term debt requirements in the future from the proceeds of sales of such debt or similar securities in the public and private debt markets. See "Factors That May Affect Future Operating Results" and "MD&A -- Liquidity and Capital Resources."

  In order to manage certain expected tax liabilities in its foreign obligations, the Company may, from time to time, finance leases generated in foreign countries by selling the related lease receivable. Under such arrangements, the Company would grant a security interest in the underlying equipment, rather than sell it, and thus retain its interest in the anticipated remarketing proceeds from the equipment.

  Recourse Financing. The other significant source of financing for equipment acquisitions by the Company is recourse borrowings, both long-term and short-term. This type of financing has been used principally to "warehouse" portfolios of leases and the related equipment on a short-term basis, until the Company is in a position to efficiently finance the portfolio on a long-term, nonrecourse basis. In addition, when the Company finances its equity investment in leased equipment with lenders, it often does so on a recourse basis. The Company has a commitment from a syndicate of banks to provide a recourse, short-term line of credit to the Company which will allow it to finance, at favorable rates, a portion of its equity investment in leases. However, no assurances can be given that this line of credit will be put in place. See "Factors That May Affect Future Operating Results" and "MD&A -- Liquidity and Capital Resources."

  The loans available to the Company under recourse arrangements are typically secured by the financed equipment and the monthly lease payments due under the related lease. Upon default by a lessee under a lease covering equipment financed through recourse borrowings, the financial institution providing the financing can seek recourse from the Company for the balance due on such financing.

COMPETITION

  The Company competes in the information processing and communications equipment leasing marketplaces with other independent leasing companies, captive lessors and bank affiliated lessors. The Company's business is highly competitive, both with respect to obtaining and maintaining vendor program arrangements and providing lease financing to end-user customers. The Company competes directly in the U.S. with various independent leasing companies, such as Comdisco, Newcourt Financial and G.E. Capital, certain bank affiliated lessors, such as Leasetec, and certain captive or "semi-captive" leasing companies, such as IBM Credit Corporation, Dell Financial Services and Compaq Capital. Many of the Company's competitors have substantially greater resources and capital and longer operating histories.

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

  The Company believes it competes on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with its vendors, VARs and systems integrators and knowledge of products they distribute. The Company has found it most effective to compete on the basis of providing a high level of customer service and by structuring custom programs and arrangements and lease transactions that meet the needs of all parties. The Company also believes that its cost of capital is comparable to that of its larger competitors, primarily due to its financing strategy of utilizing the public and private debt securities markets to finance its lease receivables. Other important elements that affect the Company's competitiveness are the high degree of knowledge and competence of its key employees, specifically relating to information processing and communications equipment and operating lease financing.


EMPLOYEES

  As of December 31, 1997, the Company had 159 employees, 23 of whom were located in its regional or field offices in the United States, 45 of whom are located in its European and Canadian offices, and 91 of whom were located in its San Jose, California home office. The Company intends to hire a substantial number of additional personnel during 1998. However, there can be no assurance that the Company will be able to attract and retain personnel with the experience and expertise necessary to meet its anticipated operating requirements. See "Factors That May Affect Future Operating Results" below.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  POTENTIAL REDUCTION IN RESIDUAL VALUES OF LEASED EQUIPMENT. The Company has historically emphasized operating leases with a term of 24 to 36 months, rather than direct finance leases. In general, under the Company's operating leases, the present value of the monthly lease payments will pay back 85% to 90% of the purchase price of the equipment whereas the present value of the monthly lease payments under its direct finance leases will generally pay back the Company's entire investment in the equipment. As a result, under its operating leases, the Company assumes the risk of not recovering its entire investment in the equipment through the remarketing process.

  At the inception of each operating lease, the company estimates a residual value for the leased equipment based on guidelines established by the Company's Investment Committee. However, as is typical of information processing and communications equipment, the equipment owned and leased by the Company is subject to rapid technological obsolescence. Furthermore, decreases in manufacturers' prices of equipment, such as those experienced recently with respect to desktop and laptop computers, may adversely affect the market value of such equipment, and thus its residual value. While the Company's experience generally has resulted in aggregate realized residual values for equipment in excess of the initial estimated residual values for such equipment, a decrease in the market value of such equipment at a rate greater than expected by the Company, whether due to rapid technological obsolescence, price decreases or other factors, would adversely affect the residual values of such equipment. In addition, since early 1993, the Company has entered into several new vendor programs and arrangements that have produced substantial lease volume. The Company estimates that during this period, desktop and laptop computers represented approximately 85% of its Dollar Volume. The initial lease terms of most of the leases to which such equipment is subject have not yet expired and, as a result, the Company does not yet have remarketing experience with respect to such equipment. Additionally, the desktop and laptop computer equipment purchased as a result of such new programs and arrangements is a different type of information processing and communications equipment than equipment for which the Company has significant remarketing experience. Therefore, the company's historical experience in estimating residual values may not be applicable to such desktops and laptop computers, and the Company's historical remarketing experience is not necessarily indicative of future performance.

  The Company obtains the maximum residual value on its equipment by remarketing it "in-place" to its end-user customer, whether by extension of the lease term, month-to-month extensions or sale. To date, the Company has been relatively successful in its ability to remarket equipment in-place. In the event desktop or laptop computers are returned to the Company at the end of the lease term, the Company's potential residual recovery from such equipment will be substantially reduced. No assurances can be given that a substantial amount of such equipment will be remarketed in-place.

  Accordingly, there can be no assurances that the Company's estimated residual values for equipment will be achieved. If the Company's estimated residual values with respect to any type of equipment are reduced or not realized in the future, the Company may not recover its investment in such equipment and, as a result, its operating results, cash flows and financial condition could be materially adversely affected.

  POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's future quarterly operating results may fluctuate. The company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, any reduction of expected residual values related to the equipment the Company leases. Quarterly operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio, at the expiration of a lease term or prior to such expiration, to the lessee or to a third party or the sale of the stream of monthly rental payments under its leases to a third party. Such sales of equipment or lease receivables may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See "Potential Reduction in Residual Values of Leased Equipment" above and "MD&A -- Lease Accounting" and "MD&A -- Results of Operations for the Three Years Ended December 31, 1997."

  DEPENDENCE ON AVAILABILITY OF FINANCING. The operating lease business on which the Company focuses is a capital intensive business. The typical operating lease transaction requires a cash investment by the Company of 10% to 15% of the original equipment cost, commonly known in the equipment leasing industry as an "equity" investment. The Company's equity investment is typically financed with either recourse borrowings, the net proceeds of the sale of debt or equity securities or internally generated funds. The balance of the equipment cost is typically financed with the proceeds of long-term, nonrecourse debt. In addition, the Company typically finances the acquisition of equipment for lease through short-term, "warehouse" lines of credit prior to obtaining long-term, permanent financing for the equipment. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its growth is dependent, in part, on its ability to obtain recourse and nonrecourse debt capital, both short-term and long-term, and to raise additional debt or equity capital to meet its equity investment requirements in the future. Although, to date, the Company has been able to obtain the recourse and nonrecourse borrowing, and raise the other capital, it requires to finance its business, no assurances can be given that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. In particular, any material failure of the Company to achieve its residual value estimates through the remarketing of equipment would adversely affect its ability to finance its equity investments. If the Company were unable to obtain any portion of its required financing on favorable terms, the Company would be required to reduce its leasing activity, which would have a material adverse effect on the company's results of operations and financial condition. See "MD&A -- Liquidity and Capital Resources" and "Business -- Financing."

  INTEREST RATE RISK. The Company's equipment leases are structured on a fixed monthly rental basis. Prior to obtaining long-term financing for its leases and the related equipment, the Company typically finances the purchase of those assets through short-term, "warehouse" lines of credit which bear interest at variable rates. The Company is exposed to interest rate risk on leases financed through its warehouse facilities to the extent interest rates increase between the time the leases are initially financed and the time they are permanently financed. Increases in interest rates during this period could narrow or eliminate the spread, or result in a negative spread, between the effective interest rate the Company realizes under its leases and the interest rate that the Company pays under its warehouse facilities or, more importantly, under the borrowings used to provide long-term financing for such leases. To protect the Company against this risk, the Company's Board of directors has approved a hedging strategy and, as appropriate, the Company will hedge against such interest rate risk. To date, the Company has not engaged in any such hedges. There can be no assurance, however, that the Company's hedging strategy or techniques will be effective, that the profitability of the Company will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits. See "MD&A - Liquidity and Capital Resources."

  DEPENDENCE ON MAJOR CUSTOMERS. The company has two customers, Ernst & Young and Xerox, which accounted for 19% and 11%, respectively, of 1997 revenues. In addition, Ernst & Young and Northern Telecom represented 19% and 15%, respectively, of the Company's Dollar Volume in 1997 and 20 % and 9%, respectively, of the Company's net book value at December 31, 1997. The Company's lease agreements with these customers presently expire between now and late 2000. In the event any of these customers, or any of the Company's other major customers, ceases to lease additional equipment or materially reduces the amount of equipment it leases from the Company in the future, the Company's operating results could be materially adversely affected.

  MANAGEMENT OF GROWTH. In the past five years, the Company financed a significantly greater number of leases than it had in the prior seven years of its existence. As a result of this rapid growth, the Company's investment in leases grew from $125 million at December 31, 1994 to $551 million at December 31, 1997. In light of this growth, the historical performance of the Company's lease portfolio may be of limited relevance in predicting future lease portfolio performance. Any credit or other problems associated with the large number of leases financed in recent years will not become apparent until sometime in the future.

  In order to support the anticipated growth of its business, the Company has added a substantial number of new personnel since the beginning of 1995 and expects to add a substantial number of additional personnel during 1998. The Company is absorbing, and will continue to absorb in the future, the effects of additional personnel costs and the implementation of new software systems necessary to manage such growth. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees and on the ability of its officers and key employees to continue to implement and improve its operational and financial control systems and to train and manage its employees. The Company's inability to manage growth effectively, should it occur, or to attract and retain the personnel it requires, could have a material adverse effect on the Company's results of operations.

  GLOBAL EXPANSION. In April 1996, the Company expanded its lease financing activities to Western Europe by acquiring a small independent leasing company in the United Kingdom. It now has sales offices, and leasing activities, in Germany, France, Belgium and the Netherlands, and the ability to finance leases for equipment in Italy and Spain. In April 1997, the Company acquired the lease portfolio and operations of a Canadian leasing company, and now conducts operations throughout Canada. International activities pose certain risks not faced by leasing companies that limit themselves to the United States lease financing activities. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could adversely impact the Company's results of operations. International activities also could be adversely affected by factors beyond the Company control, including the imposition of or changes in government controls, export license requirements, or tariffs, duties or taxes and changes in economic and political conditions. In addition, cross-border leasing transactions within Western Europe raise the risk that VAT or other taxes that are not reimbursable by the lessee may be imposed on the transaction.

  COMPETITION. The information processing and communications equipment leasing business is characterized by significant competition. The Company competes with leasing companies, both captive and independent, commercial banks and other financial institutions with respect to opportunities to provide lease financing to end-user customers and to provide vendor programs to manufacturers and distributors of such equipment. A substantial number of the Company's competitors are significantly larger, and have substantially greater resources, than the Company. The Company's relatively limited amount of capital places it at a disadvantage in relation to its larger competitors, particularly in connection with financing lease transactions involving large dollar volumes of equipment where the cost of the equipment substantially exceeds the amount of debt available for such financings. See "Business -- Competition."

  YEAR 2000. As the year 2000 approaches, a critical issue has emerged for all companies, including the Company, with respect to whether application software programs and operating systems utilized by a company and the companies with which it does business can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these systems will be able to process accurately.

  The Company has, for several months, been engaged in a review of the software and systems it uses in an effort to determine whether it or its operations may be materially adversely affected by this so-called "Year 2000" conversion. In that review, the Company has identified certain software applications as being "critical applications" used in daily operations. Such applications include lease management, accounting and financial reporting systems, as well as spreadsheet programs. The Company has inquired of, and generally obtained the assurances of, the providers of such software with respect to it being Year 200 compliant. Based on its review, the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will materially adversely affect the Company or its operations. However, no assurances can be given that such review uncovered every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

  The Company has only recently commenced a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a materially adverse effect on the Company or its operations. Accordingly, it is too early for the Company to be able to predict whether such software or systems of such parties may have such effect. As part of this review, the Company will attempt to obtain assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interface with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain such assurances from each of such parties or that it will be able to obtain the information from such parties necessary for the Company to determine whether it may be materially adversely affected by the software or systems of such parties.

  The Company will maintain on ongoing effort to recognize and evaluate potential exposures relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. At present, the Company cannot estimate the total cost to it of recognizing, evaluation and addressing any such exposures.

                              ITEM 2.  PROPERTIES

  The Company's home office is located in leased space at 10 Almaden Boulevard, Suite 1500, San Jose, California 95113. The Company also leases office space for its regional offices in the Atlanta, Boston, Chicago, Dallas, New York and Los Angeles metropolitan areas. The aggregate monthly rent under the Company's U.S. office leases, with respect to an aggregate of approximately 28,500 square feet, was approximately $50,000 as of December 31, 1997. The Company also leases office space in Europe and Canada. The aggregate monthly rent under the Company's European and Canadian office leases, with respect to an aggregate of approximately 7,100 square feet, was approximately $18,000 and $7,000, respectively, as of December 31, 1997.

                          ITEM 3.  LEGAL PROCEEDINGS

  The Company is not involved in any material legal proceedings, and is not aware of any pending or threatened legal proceedings that would have a material adverse effect upon its financial condition or results of operations.

                        ITEM 4.  SUBMISSION OF MATTERS
                         TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to a vote of security-holders of the Company during the fourth quarter of 1997.

                                    PART II

                ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED SHAREHOLDER MATTERS

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

PRICE RANGE OF COMMON STOCK

  On November 14, 1997, the Company's Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol LSN. Prior to November 1997, the Company's Common Stock was quoted on the Nasdaq National Market under the symbol LSSI. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the NYSE and Nasdaq National Market.

                                                                                                  High          Low
                                                                                               -----------  -----------
1996
   First Quarter.............................................................................      $15.620      $12.500
   Second Quarter............................................................................       17.250       12.375
   Third Quarter.............................................................................       30.250       13.000
   Fourth Quarter............................................................................       35.500       23.750

1997
   First Quarter.............................................................................      $32.500      $16.125
   Second Quarter............................................................................       19.500        6.750
   Third Quarter.............................................................................       19.125       14.750
   Fourth Quarter............................................................................       24.750       18.000

As of December 31, 1997, there were approximately 155 shareholders of record of the Company's Common Stock.

                 ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                                             YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------
                                           1997          1996          1995          1994          1993
                                       ------------  ------------  ------------  ------------  ------------
                                                      (In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
 Operating lease revenue.............      $217,781      $141,838       $77,317       $55,319       $43,871
 Earned lease income.................         2,924         2,091         2,885         4,256         6,603
 Interest income.....................           219           393           462           327           239
 Other...............................         4,319           274            12           185           105
                                           --------      --------       -------       -------       -------
 Total revenues......................       225,243       144,596        80,676        60,087        50,818
                                           --------      --------       -------       -------       -------
Costs and expenses:
 Depreciation - operating leases.....       151,659        96,256        51,164        37,781        29,830
 Selling, general and administrative
  expenses...........................        18,874        12,300         8,584         7,294         7,435
 Interest expense....................        30,067        19,018        10,428         6,523         7,701
 Other...............................         2,046         1,100           641           837           391
                                           --------      --------       -------       -------       -------
 Total costs and expenses............       202,646       128,674        70,817        52,435        45,357
                                           --------      --------       -------       -------       -------
Income before income taxes...........        22,597        15,922         9,859         7,652         5,461
Provision for income taxes...........         9,536         6,549         3,931         3,060         2,242
                                           --------      --------       -------       -------       -------

Net income...........................      $ 13,061      $  9,373       $ 5,928       $ 4,592       $ 3,219
                                           ========      ========       =======       =======       =======

Net income per share -
assuming dilution ...................         $1.55         $1.16          $.93          $.75          $.66
                                           ========      ========       =======       =======       =======

Shares used in computing per share
 amounts.............................        10,444         8,077         6,373         6,096         4,884
                                           ========      ========       =======       =======       =======

                                                                      AT DECEMBER 31,
                                                       -------------------------------------------
                                                1997       1996       1995       1994       1993
                                              ---------  ---------  ---------  ---------  --------
Balance Sheet Data:
 Investment in leases.......................   $551,294   $376,960   $208,483   $124,621  $ 93,891
 Total assets...............................    596,731    407,291    224,102    141,364   100,715
 Recourse debt..............................    269,591    182,739     71,681      9,897     7,503
 Nonrecourse debt...........................    202,259    138,919     93,354     89,594    68,878
 Shareholders' equity.......................     76,587     63,556     30,912     24,438    11,099

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE BUSINESS

  Leasing Solutions, Inc. (the "Company") is in the business of leasing information processing and communications equipment to large, creditworthy customers, primarily through vendor programs and strategic alliances with equipment manufacturers, value-added resellers and systems integrators.
The Company's focus is on operating leases because such leases provide the opportunity for the Company to realize the full benefit of residuals received upon remarketing the equipment to the original customer at the end of the initial lease term. To date, the Company has purchased approximately $1.3 billion of equipment. Beginning in 1996 and continuing into 1997, the Company expanded its operations to Western Europe and Canada through acquisitions of existing leasing companies.

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

  Substantially all of the leases which the Company enters into are noncancelable transactions under which the obligor must make all scheduled payments, maintain the equipment, accept the risk of loss of such equipment and pay all equipment related taxes. See "Business -- Leasing and Sales Activities -- Lease Terms and Conditions."

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

  Net Income. Net income for the year ended December 31, 1997 was $13,061,000 and represented an increase of $3,688,000, or 39%, over net income of $9,373,000 in 1996. Net income per share for 1997 increased 34% to $1.55, compared to $1.16 one year earlier. Net income in 1996 increased $3,445,000, or 58%, over $5,928,000 for the same period in 1995. The increases in earnings in 1997 and 1996 were primarily the result of increases in operating lease and other revenues that outpaced increases in costs and expenses.

  Revenues. Revenues for the year ended December 31, 1997 increased $80,647,000, or 56%, to $225,243,000 over $144,596,000 one year earlier.
Revenues for 1996 represented an increase of $63,920,000, or 79%, over $80,676,000 for the same period in 1995. The increase in revenues in both periods is primarily the result of increases in operating lease revenues which comprised 97%, 98% and 96% of total revenue in 1997, 1996 and 1995, respectively. Operating lease revenue grew to $217,781,000 for the year ended December 31, 1997, representing an increase of $75,943,000, or 54%, over $141,838,000 in 1996. In 1996, operating lease revenue of $141,838,000 represented an increase of $64,521,000, or 83%, over $77,317,000 in 1995. The increase in operating lease revenue for 1997 and 1996 reflects a higher average investment in operating leases, resulting from increases in operating leases originated or acquired by the Company over the three year period. Earned lease income for 1997 increased $833,000, or 40%, to $2,924,000, compared to $2,091,000 one year earlier. The increase in earned lease revenue reflects an increase in direct finance leases resulting from the Canadian acquisition in 1997 offset, in part, by outstanding direct finance leases being paid down. In 1996, earned lease revenue represented a decrease of $794,000, or 27%, from $2,885,000 in 1995. The decrease in 1996 was a result of outstanding direct finance leases being paid down and fewer new direct finance leases being originated, due principally to the Company's focus on operating leases. Other revenue of $4,319,000 in 1997 represented an increase of $4,045,000 over $274,000 in 1996. The increase in other revenue primarily reflects the net gain on sale of two lease portfolios in 1997.

  Depreciation - Operating Leases. Depreciation expense primarily relates to equipment under operating leases. For the year ended December 31, 1997, depreciation expense of $151,659,000 represented an increase of $55,403,000, or 58%, over $96,256,000 in 1996. In 1996, depreciation expense increased $45,092,000, or 88%, over $51,164,000 in 1995. The increases in depreciation for both 1997 and 1996 are principally the result of increases in the operating lease base caused by increases in operating leases originated or acquired by the Company over the three year period.

  Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A) expenses for the year ended December 31, 1997 increased $6,574,000, or 53%, to $18,874,000, compared to $12,300,000 for the same period one year earlier. SG&A expenses in 1996 represented an increase of $3,716,000, or 43%, over $8,584,000 in 1995. The increase, for both years, is due to increased personnel costs and compensation associated with the overall growth in leasing activities, particularly increases in personnel in sales, lease contract administration and information systems areas to support such growth, and an increase in discretionary year end bonuses from the prior year. In addition, a substantial increase in personnel in 1997 and 1996, resulting from the Company's expansion to Canada and to Europe, respectively, was a significant contributor to the increase in SG&A expenses in both 1997 and 1996. The 1997 and 1996 SG&A expenses were also significantly affected by increases in travel costs associated with increased leasing activity and the expansion of the Company's foreign operations in Europe and Canada, and increased occupancy costs resulting from an expansion of the Company's headquarters and the expansion of the Company's foreign operations in Canada and the United Kingdom.

  Interest Expense. Interest expense increased $11,049,000, or 58%, to $30,067,000 for the year ended December 31, 1997. In 1996, interest expense of $19,018,000 represented an increase of $8,590,000, or 82%, over $10,428,000 in
1995. The increases in 1997 and 1996 were due to higher recourse and nonrecourse debt outstanding, related to the higher average investment in leases.

  Other Expenses. Other expenses increased $946,000, or 86%, to $2,046,000 in 1997 over $1,100,000 in 1996. This increase is primarily the result of costs related to development of infrastructure in the Company's remarketing organization and amortization of goodwill related to acquisitions.

  Income Taxes. Provisions for income taxes were 42.2%, 41.1% and 39.9% of income before income taxes for the years 1997, 1996 and 1995, respectively. The increase in the effective tax rates during the three years ended December 31, 1997 relates primarily to the Company's international expansion and changes in the geographic distribution of the Company's income to states with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's debt financing activities typically provide approximately 85% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. The 15% to 20% balance of the purchase price (the Company's "equity" investment in equipment) must generally be financed by cash flow from its operations, or recourse debt, or common stock or convertible debt sold by the Company.

  The Company generated cash flow from operations of $190,442,000 during 1997, compared to net income of $13,061,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses, such as depreciation and amortization, of $153,243,000, and the combined effect of other sources and uses of cash from operations, including resulting changes in accounts receivable, accounts payable, deferred income taxes, and other assets and liabilities, totaling $24,138,000. Investing activities, which are primarily related to investments in equipment for lease, used $302,776,000 during the period. Financing activities generated $122,068,000 from $662,506,000 in new borrowings of recourse and nonrecourse debt and $1,397,000 from the Company's issuance of common stock upon exercise of options reduced by $540,572,000 used to repay recourse and nonrecourse borrowings and $1,263,000 to repurchase shares of Common Stock. The net result of the above activity for 1997 was an increase in cash and cash equivalents of $9,681,000.

  In February 1996, the Company closed a public stock offering in which it sold 1,800,000 shares of the Company's Common Stock. The Company received net proceeds of approximately $22,540,000 from the offering.

  In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven-year notes bear interest at a rate of 6.875% per annum and are convertible into Common Stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. These equity and debt public offerings were made principally to raise "equity" for the Company's purchase of equipment for lease to its customers.

  The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries.

  Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under these short-term, recourse facilities totaled $205,000,000 at December 31, 1997. A brief description of each of those facilities follows.

     (1) $175,000,000 revolving facility syndicated with eleven banks, expiring October 29, 1998. At December 31, 1997, $129,393,000, with a weighted average interest rate of 7.3% per annum, was outstanding under this facility. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate (8.5% at December 31, 1997) or LIBOR (5.72% at December 31, 1997) plus 120 basis points.

     (2) $15,000,000 revolving facility with one bank, with borrowings available through April 30, 1998, and repayments due 240 days after borrowing. Borrowings under the facility bear interest at LIBOR (5.72% at December 31, 1997) plus 150 basis points. There were no outstanding borrowings under this facility at December 31, 1997.

     (3) $15,000,000 revolving facility ($11,000,000 outstanding at December 31, 1997) with one bank, expiring October 15, 1998. Borrowings under the facility bear interest at prime (8.5% at December 31, 1997) plus 95 basis points.

  The Company also has a $15,000,000 revolving facility ($15,000,000 outstanding at December 31, 1997), expiring October 15, 1998, with one bank. Borrowings under the facility bear interest at the bank's prime rate (8.5% at December 31, 1997). The proceeds of borrowings under this line may be used only to fund certain accounts payable to two of the Company's vendors resulting from the purchase of equipment for lease to specified significant customers of the Company.

  The agreements for the facilities described above contain covenants regarding leverage, interest coverage, minimum net worth and profitability and a limitation on the payment of dividends.

  In November 1997, the Company's subsidiary in the United Kingdom entered into a revolving recourse line of credit with availability of approximately $50,000,000 (30,000,000 British pounds) from a syndicate of three banks to provide short-term financing for leasing activities in Europe. Borrowings under the facility may be made in a number of European currencies and bear interest at LIBOR plus 145 basis points. There was $19,737,000 outstanding under this facility at December 31, 1997. The line expires in November 1998.

  The Company's Canadian subsidiary maintains a three-tiered credit facility with a Canadian bank, with borrowing availability through August 1998, to provide short-term financing for leasing activities in Canada. The first tier is an approximately $10,500,000 ($15,000,000 Canadian) revolving facility with repayments due 180 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate (6.0% at December 31, 1997) plus 25 basis points or Canadian dollar LIBOR (4.75% at December 31, 1997) plus 135 basis points. There was $9,579,000 outstanding under this facility at December 31, 1997.

  The second tier is an approximately $4,200,000 ($6,000,000 Canadian) revolving facility with repayments due 90 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate (6.0% at December 31, 1997) plus 25 basis points or Canadian dollar LIBOR (4.75% at December 31, 1997) plus 135 basis points. There was $227,000 outstanding under this facility at December 31, 1997.

  The third tier is has an approximately $2,100,000 ($3,000,000 Canadian) revolving facility with repayments due 364 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate (6.0% at December 31, 1997) plus 150 basis points. There was $1,680,000 outstanding under this facility at December 31, 1997.

  The Company maintains a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This revolving facility expires in March 1999, and borrowings under the facility bear interest at a rate of 125 to 200 basis points over average life treasuries at the time of borrowing. Through December 31, 1997, the Company has refinanced approximately $93,176,000 of borrowings under its other short-term facilities through this facility. At December 31, 1997, $28,183,000 was outstanding under this facility at a weighted average interest rate of 7.3%.

  In January 1997, the Company's, through one of its wholly-owned subsidiaries in the United States, obtained long-term financing for the Company's leasing activities through a $100,000,000 commercial paper-backed conduit, nonrecourse line of credit provided by an affiliate of a money center bank. This is a revolving facility expiring April 1998. To date, the Company has financed approximately $103,693,000 of borrowings under this facility. At December 31, 1997, the Company had $66,909,000 outstanding under this facility, at a weighted average interest rate of 7.2%.

  The Company's Canadian Subsidiary maintains a revolving line of credit of $10,500,000 ($15,000,000 Canadian) with a Canadian financial institution, with borrowing available through February 1999, to provide short-term financing for its leasing activities. Borrowing under this facility bear interest, at the Subsidiary's election, at Canadian prime rate (6.0 % at December 31, 1997) plus 25 basis points or Canadian dollar LIBOR (4.75 % at December 31, 1997) plus 135 basis points. There were no amounts outstanding under this facility at December 31, 1997.

  In June 1997, the Company, through one of its wholly-owned subsidiaries in the United States, financed a portion of its residual interest in a lease portfolio, pursuant to an arrangement accounted for as a sale, through an affiliate of a major life insurance company. The transaction generated proceeds of $8,500,000, a portion of which. were used to repay certain subordinated debt of the Company, which was owed to the same financing source.

  Occasionally, the Company will obtain long-term, nonrecourse financing for individual significant lease transactions at the time or shortly after it purchases the related equipment. An aggregate of $118,267,000 ($11,100,000 of which is recourse), with a weighted average interest rate of 8.0% per annum, remained outstanding under all such arrangements as of December 31, 1997.

  The Company's debt financing activities typically provide approximately 85% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. The 15% to 20% balance of the purchase price (the Company's equity investment in equipment) must generally be financed by cash flow from its operations, recourse debt, or common stock or convertible debt sold by the Company. Debt financing for all or a portion of the Company's equity investment is not readily available in the marketplace and may require an interest rate materially higher than is required by the Company's conventional debt financing. Although the Company expects that the credit quality of its lessees and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms or at all.

  Borrowings under the above-described facilities or transactions are generally secured by the lease receivables financed under such arrangements and the related equipment. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings.

  The Company's current lines of credit, if renewed or replaced, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and nonrecourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing and recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions. However, no assurances can be given as to the rates that the Company may be required to pay under any of such financing arrangements.


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

YEAR 2000

   As the year 2000 approaches, a critical issue has emerged for all companies, including the Company, with respect to whether application software programs and operating systems utilized by a company and the companies with which it does business can accommodate this date value. In brief, many software products in the marketplace only accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these products would be able to process accurately.

   The Company has, for several months, been engaged in a review of the software and systems it uses in an effort to determine whether it or its operations may be materially adversely affected by this so-called "Year 2000" conversion. In that review, the Company has identified certain software applications as being "critical applications" used in daily operations. Such applications include lease management, accounting and financial reporting systems, as well as spreadsheet programs. The Company has inquired of, and generally obtained the assurances of, the providers of such software with respect to it being Year 2000 compliant. Based on its review, the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will materially adversely affect the Company or its operations. However, no assurances can be given that such review uncovered every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

   The Company has only recently commenced a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion,have a material adverse effect on the Company or its operations. Accordingly, it is too early for the Company to be able to predict whether such software or systems of such parties may have such effect. As part of this review, the Company will attempt to obtain assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interface with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain such assurances from each of such parties or that it will be able to obtain the information from such parties necessary for the Company to determine whether it may be materially adversely affected by the software or systems of such parties.

   The Company will maintain an ongoing effort to recognize and evaluate potential exposures relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. At present, the Company cannot estimate the total cost to it of recognizing, evaluating and addressing any such exposures.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued. SFAS 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the applicable period from nonowner sources. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted.

"SAFE  HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   This report includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, without limitation, with respect to demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing to support its global expansion activities, risks and uncertainties of doing business in Europe and Canada and other foreign countries, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to enter into new strategic relationships and extended existing strategic relationships, the performance of its strategic partners and the ability of the Company to manage its growth, are forward-looking statements. These statements are based on certain assumptions and, in certain cases, analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks or uncertainties, including the risk factors described above under "Business-Factors That May Affect Future Operating Results", general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors and existing shareholders are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in forward-looking statements.

                         ITEM 8.   FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and the Independent Auditors' Report thereon are contained on pages F-1 through F-17 of this Form 10-K.

                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                    PART III

                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

  Incorporated by reference from the section entitled "Election of Directors" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Shareholders to be held on May 21, 1998.

                       ITEM 11.   EXECUTIVE COMPENSATION

  Incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Shareholders to be held on May 21, 1998.

                    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the section entitled "Security Ownership of Management and Principal Shareholders" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Shareholders to be held on May 21, 1998.

                        ITEM 13.   CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

                                 Not Applicable

                                    PART IV

             ITEM 14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULE,
                            AND REPORTS ON FORM 8-K

   (a)  (1)  FINANCIAL STATEMENTS:

DESCRIPTION                                                                                        Page
--------------------------------------                                                             ----
Independent Auditors' Report                                                                       F-1

Consolidated Balance Sheets - December 31, 1997 and 1996                                           F-2

Consolidated Income Statements - Years ended December 31, 1997, 1996 and 1995                      F-3

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995     F-4

Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995               F-5

Notes to Consolidated Financial Statements                                                         F-6

   (2)  FINANCIAL STATEMENT SCHEDULE:
        ----------------------------

DESCRIPTION                                                                                        Page
--------------------------------------                                                             ----
Schedule II                             Valuation and Qualifying Accounts                          F-17

  (3) EXHIBITS:  The following exhibits are filed herewith:
      --------

EXHIBIT NO.            DOCUMENT
-----------------      --------
 3.1(1)(10)            Articles of Incorporation of the Company, as amended to date.
 3.2(1)                By-Laws of the Company.
10.30(1)               Form of Master Lease Agreement of the Company and form of supplement thereto.
10.31(8)*              Employee Bonus Program, as amended.
10.32(8)*              Deferred Income Plan, as amended.
10.33(1)               1986 Stock Option Plan and form of Incentive Stock Option Agreement.
10.35(1)               Stock Purchase Agreement, dated June 19, 1986, between Hal J Krauter and the Company.
10.36(1)               Stock Purchase Agreement, dated July 17, 1986, between Louis R. Adimare and the
                       Company.
10.37(1)               Stock Purchase Agreement, dated August 11, 1987, between Louis R. Adimare and the
                       Company.
10.39(1)               Lease Agreement, dated June 18, 1988, between Almaden Tower Partners and the Company for offices at 10 Almaden Blvd., San Jose, California, as amended.
10.39.1(2)             Lease Amendment, dated June 28, 1993, between Almaden Tower Partners and the Company.
10.39.2(9)             Lease Amendment, dated February 28, 1997, between Almaden Tower Partners and the Company.
10.54(3)*            1994 Employee Stock Purchase Plan.

10.56(6)               Warehousing Loan and Security Agreement, dated as of May 31, 1994, between NationsBanc
                       Leasing Corporation and the Company ("NationsBanc Agreement").
10.56.1(6)             Amendment to NationsBanc Agreement, dated October 3, 1994.
10.56.2(7)             Amendment to NationsBanc Agreement, dated April 30, 1995.
10.56.3(7)             Amendment to NationsBanc Agreement, dated August 6, 1995.
10.56.4(12)            Amendment to NationsBanc Agreement, dated February 29, 1996.
10.61(5)*              1995 Stock Option and Incentive Plan.
10.62(7)               Marketing Agreement, dated June 1, 1995, between Dell Products, L.P. and the Company.
10.68(11)              Lease Receivables Purchase Agreement, dated as of March 27, 1996, among CXC
                       Incorporated, as Purchaser, Citicorp North America, Inc., as Agent, and Leasing
                       Solutions, Inc., as Seller and the Collection Agent.
10.69(12)              Credit Agreement and Security Agreement between Leasing Solutions, Inc. and Wells
                       Fargo Bank, National Association, dated May 30, 1996. ("Wells Fargo Agreement")
10.73(9)               Third Amendment to Wells Fargo Bank Agreement dated October 15, 1997.
10.74(9)               Agreement, dated December 1, 1997, between Dell Computer Corporation and the Company.
10.75(9)               Amended and Restated Warehousing Credit Agreement, dated October 31, 1997, between CoreStates Bank, N.A. and the Company ("CoreStates Agreement").
10.76(9)               First Amendment to CoreStates Agreement dated November 18, 1997.
10.77(10)              Indenture, dated as of October 9, 1996, with respect to 6 7/8% Convertible Subordinated Notes due 2003, between Bankers Trust Company, as Trustee, and the Company.
10.78(9)               Consolidated, Amended and Restated Revolving Loan Agreement, dated May 2, 1997, between the Company and
                       Silicon Valley Bank and related Security Agreement.
10.79(9)               Contribution Agreement and Sale and Servicing Agreement, dated as of June 30, 1997, among the Company,
                       Leasing Solutions Receivables III, Inc. and MetLife Capital Corporation ("MetLife"), and related Remarketing
                       Agreement, dated as of June 30, 1997, between the Company and MetLife.
10.80(9)               Guaranty Agreement, dated as of August 29, 1997, between the Company and The Bank of Nova Scotia
                       ("ScotiaBank"), as it relates to that certain Credit Agreement and Security Agreement, dated as of August 29,
                       1997, among Leasing Solutions (Canada) Inc., as Borrower, and ScotiaBank.
10.81(9)               Credit Agreement, dated as of August 29, 1997, between Leasing Solutions (Canada) Inc., as Borrower, and
                       ScotiaBank and related Security Agreement.
10.82(9)               Guaranty Agreement, dated as of October 8, 1997, between the Company and CoreStates as it relates to that certain Credit Agreement, dated as of October 8, 1997, between Leasing Solutions International Ltd and
                       CoreStates.
10.83(9)               Credit Agreement, dated as of October 8, 1997, among Leasing Solutions International Ltd and CoreStates and related Subordinated Floating Charge and related Security Assignment.
10.84(9)               Guaranty Agreement, dated December 10, 1997, between the Company and The Mutual Life Assurance Company of
                       Canada ("Mutual Life") as it relates to that certain Loan Agreement, dated December 10, 1997, between the
                       Company and Mutual Life and related Security Agreement.
10.85(9)               Loan Agreement, dated December 10, 1997, between the Company and Mutual Life and related Security Agreement.
10.86(13)              Credit Agreement, dated as of January 22, 1997, between the Company and Citicorp North America, Inc.
21.1                   Subsidiaries of the Registrant
23.1                   Independent Auditors' Consent and Report on Schedule, Deloitte & Touche LLP
24.1                   Power of Attorney (See page 24 of this Annual Report on Form 10-K).
27.1                   Current Financial Data Schedule for the fiscal year ending December 31, 1997
27.2                   Restated Financial Data Schedule, including columns, for the three prior quarterly periods ending March 31,
                       1997, June 30, 1997 and September 30, 1997, and the prior fiscal year ending December 31, 1996.
27.3                   Restated Financial Data Schedule, including columns, for the three prior quarterly periods ending March 31,
                       1996, June 30, 1996 and September 30, 1996, and the prior fiscal years ending December 31, 1995 and December
                       31, 1994.

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

(8) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996, which Exhibit is incorporated herein by this reference.

(9)  Filed as an Exhibit to this Annual Report on Form 10-K, by amendment.

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

(13) Previously filed as an Exhibit to the Company's Quarterly Report for the quarterly period ending March 31, 1997.

*    Executive compensation plan or arrangement.

(i) Confidential treatment has been accorded certain information contained in this exhibit.

(b)  REPORTS ON FORM 8-K
     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Hal J Krauter and Steven L. Yeffa, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute of substitutes, may lawfully do or cause to be done or by virtue hereof.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

LEASING SOLUTIONS, INC.


By:  /s/ Hal J Krauter              Dated:   March 30, 1998
     -----------------------------        -------------------
     Hal J Krauter
     Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated.

NAME                                                           TITLE                                DATE
----------------------------------------   --------------------------------------------      -----------------

/s/ Hal J Krauter                          President, Chief Executive Officer, Chairman,       March 30, 1998
-----------------------------------------  and Director (Principal Executive Officer)
Hal J Krauter


/s/ Steven L. Yeffa                         Vice President, Finance and Chief Financial        March 30, 1998
-----------------------------------------   Officer (Principal Financial Officer)
Steven L. Yeffa


/s/ Louis R. Adimare                        Director                                           March 30, 1998
-----------------------------------------
Louis R. Adimare

/s/ George L. Bragg                         Director                                           March 30, 1998
-----------------------------------------
George L. Bragg

/s/ James C. Castle                         Director                                           March 30, 1998
-----------------------------------------
James C. Castle

/s/ Peter K. Nevitt                         Director                                           March 30, 1998
-----------------------------------------
Peter K. Nevitt

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Leasing Solutions, Inc.:

  We have audited the accompanying consolidated balance sheets of Leasing Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leasing Solutions, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Jose, California
January 23, 1998

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996

                                     ASSETS

                                                                               1997                   1996
                                                                       ---------------------  ---------------------
Cash and cash equivalents............................................           $ 16,569,000           $  6,888,000
Accounts receivable..................................................             16,318,000             11,534,000
Investment in direct finance leases-net..............................             24,269,000             15,088,000
Investment in operating leases-net...................................            527,025,000            361,872,000
Property and equipment-net...........................................              3,545,000              2,338,000
Other assets.........................................................              9,005,000              9,571,000
                                                                                ------------           ------------
   TOTAL ASSETS......................................................           $596,731,000           $407,291,000
                                                                                ============           ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable-equipment purchases.................................           $ 17,143,000           $  4,252,000
Accrued and other liabilities........................................             17,605,000              9,497,000
Recourse debt........................................................            269,591,000            182,739,000
Nonrecourse debt.....................................................            202,259,000            138,919,000
Deferred income taxes................................................             13,546,000              8,328,000
                                                                                ------------           ------------

   TOTAL LIABILITIES.................................................            520,144,000            343,735,000
                                                                                ------------           ------------
COMMITMENTS (Notes 7 and 9)..........................................                     --                     --

SHAREHOLDERS' EQUITY
Preferred stock, authorized 5,000,000 shares; none outstanding
Common stock, authorized 20,000,000 shares; shares outstanding:
   1997 - 8,181,800; 1996 - 8,170,836;...............................             38,625,000             37,658,000
Retained earnings....................................................             37,852,000             25,624,000
Accumulated translation adjustment...................................                110,000                274,000
                                                                                ------------           ------------
TOTAL SHAREHOLDERS' EQUITY...........................................             76,587,000             63,556,000
                                                                                ------------           ------------
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY..............................................           $596,731,000           $407,291,000
                                                                                ============           ============




                See Notes to Consolidated Financial Statements.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                          1997              1996             1995
                                                     ---------------  ----------------  --------------
REVENUES
   Operating lease revenue.........................     $217,781,000      $141,838,000     $77,317,000
   Earned lease income.............................        2,924,000         2,091,000       2,885,000
   Interest income.................................          219,000           393,000         462,000
   Other...........................................        4,319,000           274,000          12,000
                                                        ------------      ------------     -----------
   TOTAL REVENUES..................................      225,243,000       144,596,000      80,676,000
                                                        ------------      ------------     -----------
COSTS AND EXPENSES
   Depreciation - operating leases.................      151,659,000        96,256,000      51,164,000
   Selling, general and administrative.............       18,874,000        12,300,000       8,584,000
   Interest........................................       30,067,000        19,018,000      10,428,000
   Other...........................................        2,046,000         1,100,000         641,000
                                                        ------------      ------------     -----------
   TOTAL COSTS AND EXPENSES........................      202,646,000       128,674,000      70,817,000
                                                        ------------      ------------     -----------
INCOME BEFORE INCOME TAXES.........................       22,597,000        15,922,000       9,859,000
PROVISION FOR INCOME TAXES.........................        9,536,000         6,549,000       3,931,000
                                                        ------------      ------------     -----------
NET INCOME.........................................     $ 13,061,000      $  9,373,000     $ 5,928,000
                                                        ============      ============     ===========

NET INCOME PER COMMON SHARE                             $       1.60      $       1.19     $       .95
                                                        ============      ============     ===========
NET INCOME PER COMMON
   SHARE - ASSUMING DILUTION.......................     $       1.55      $       1.16     $       .93
                                                        ============      ============     ===========

WEIGHTED AVERAGE COMMON SHARES.....................        8,182,000         7,854,000       6,223,000
                                                        ============      ============     ===========

WEIGHTED AVERAGE COMMON AND EQUIVALENT SHARES......       10,444,000         8,077,000       6,373,000
                                                        ============      ============     ===========




                See Notes to Consolidated Financial Statements.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                      COMMON STOCK                       ACCUMULATED
                                                ------------------------     RETAINED    TRANSLATION
                                                  SHARES       AMOUNT        EARNINGS     ADJUSTMENT       TOTAL
                                                ----------  -------------  ------------  ------------  -------------
BALANCES, January 1, 1995.....................  6,136,929    $14,115,000   $10,323,000            --    $24,438,000
Issuance of common stock......................     10,122         87,000            --            --         87,000
Exercise of stock options.....................    116,879        190,000            --            --        190,000
Tax benefit of stock option transactions......         --        269,000            --            --        269,000
Net income....................................         --             --     5,928,000            --      5,928,000
                                                ---------    -----------   -----------   -----------    -----------

BALANCES, December 31, 1995...................  6,263,930     14,661,000    16,251,000            --     30,912,000
Issuance of common stock......................  1,854,705     22,616,000            --            --     22,616,000
Exercise of stock options.....................     52,201        221,000            --            --        221,000
Tax benefit of stock option transactions......         --        160,000            --            --        160,000
Accumulated translation adjustment............         --             --            --     $ 274,000        274,000
Net income....................................         --             --     9,373,000            --      9,373,000
                                                ---------    -----------   -----------   -----------    -----------

BALANCES, December 31, 1996...................  8,170,836     37,658,000    25,624,000       274,000    633,556,000
Issuance of common stock......................      9,750        104,000                                    104,000
Exercise of stock options.....................     91,214        793,000            --            --        793,000
Tax benefit of stock option transactions......         --        500,000            --            --        500,000
Accumulated translation adjustment............         --             --            --      (164,000)      (164,000)
Repurchase of common stock....................    (90,000)      (430,000)     (833,000)                  (1,263,000)
Net income....................................         --             --    13,061,000            --     13,061,000
                                                ---------    -----------   -----------   -----------    -----------
BALANCES, December 31, 1997...................  8,181,800    $38,625,000   $37,852,000     $ 110,000    $76,587,000
                                                =========    ===========   ===========   ===========    ===========




                See Notes to Consolidated Financial Statements.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                       1997                 1996                 1995
                                                               --------------------  -------------------  ------------------
OPERATING ACTIVITIES
Net income...................................................        $  13,061,000        $   9,373,000       $   5,928,000
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization...............................          153,243,000           96,972,000          51,655,000
 Provision for uncollectible amounts.........................               60,000               55,000                  --
 Deferred income taxes.......................................            5,218,000            5,954,000           1,415,000
 Changes in assets and liabilities:
   Accounts receivable.......................................           (4,756,000)          (7,196,000)         (1,655,000)
   Other assets..............................................            2,728,000           (8,914,000)             88,000
   Accounts payable - equipment purchases....................           12,891,000          (15,381,000)          7,499,000
   Accrued and other liabilities.............................            7,997,000            2,730,000           1,982,000
                                                                     -------------        -------------       -------------
Net cash provided by operating activities....................          190,442,000           83,593,000          66,912,000
                                                                     -------------        -------------       -------------
INVESTING ACTIVITIES
Property and equipment purchases.............................           (2,336,000)          (1,527,000)           (921,000)
Cash received over revenue recognized........................           66,949,000           19,701,000          14,356,000
Cash paid for acquisition, net of cash received..............           (8,895,000)          (1,100,000)                 --
Cost of equipment acquired for lease.........................         (358,494,000)        (279,462,000)       (149,382,000)
                                                                     -------------        -------------       -------------
Net cash used for investing activities.......................         (302,776,000)        (262,388,000)       (135,947,000)
                                                                     -------------        -------------       -------------

FINANCING ACTIVITIES
Borrowings:
  Nonrecourse................................................          205,769,000          119,035,000          61,307,000
  Recourse...................................................          456,737,000          445,760,000         105,597,000
Repayments:
  Nonrecourse................................................         (156,654,000)         (75,821,000)        (57,547,000)
  Recourse...................................................         (383,918,000)        (334,702,000)        (43,813,000)
Issuance of common stock.....................................            1,397,000           22,997,000             277,000
Repurchase of common stock                                              (1,263,000)                   -                   -
Repayment of capital lease obligations.......................                    -             (143,000)            (69,000)
                                                                     -------------        -------------       -------------
Net cash provided by financing activities....................          122,068,000          177,126,000          65,752,000
                                                                     -------------        -------------       -------------
IMPACT OF EXCHANGE RATE CHANGES
 ON CASH.....................................................              (53,000)             134,000                  --
                                                                     -------------        -------------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............            9,681,000           (1,535,000)         (3,283,000)

CASH AND CASH EQUIVALENTS
  Beginning of year..........................................            6,888,000            8,423,000          11,706,000
                                                                     -------------        -------------       -------------
  End of year................................................        $  16,569,000        $   6,888,000       $   8,423,000
                                                                     =============        =============       =============



                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   THE BUSINESS

  Leasing Solutions, Inc. (the "Company") was incorporated in California and commenced operations in June 1986. The Company is a full-service, global leasing company that specializes in leasing information processing and communications equipment, principally to large, creditworthy customers, both U.S. and foreign, in a variety of industries. Beginning in 1994, the Company formed three wholly owned subsidiaries, Leasing Solutions Receivables, Inc., Leasing Solutions Receivables II, Inc. and Leasing Solutions Receivables III, Inc., as special purpose corporations to issue debt securities collateralized by lease receivables and the underlying leased equipment. In April 1996 the Company formed Leasing Solutions International Ltd, a wholly owned subsidiary of the Company, which manages the Company's European leasing operations through ten wholly owned subsidiaries based in Western Europe. In January 1997 the Company formed Leasing Solutions (Canada) Inc., a wholly owned subsidiary which manages the Company's Canadian leasing operations.

2.   SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Leasing Solutions Receivables, Inc.. Leasing Solutions Receivables, Inc. II, Leasing Solutions Receivables, Inc. III, Leasing Solutions International, Ltd, after elimination of intercompany accounts and transactions.

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

  Cash and cash equivalents - Cash equivalents are highly liquid debt instruments with a remaining maturity of three months or less from date of purchase by the Company. At December 31, 1997 and 1996, $3,694,000 and $3,429,000, respectively, of such amount was restricted in connection with certain debt securities issued by the Company and was not available for other uses (see Note 7).

  Investment in direct finance leases - Lease contracts (whether financed with recourse or nonrecourse debt) which meet the appropriate criteria specified in Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases", are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Original unearned lease income represents the excess of the gross lease receivable and estimated residual value over the equipment cost. Unearned lease income is recognized as revenue (earned lease income) over the lease term at a constant rate of return on the net investment in the lease.

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

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  Income taxes - Income taxes are reported using the asset and liability approach.

  Net income per share - The Company was required to adopt SFAS 128 , "Earnings Per Share," in the fourth quarter of 1997, and restated at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of shares of common stock of the Company ("Common Stock") outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue Common Stock, including with respect to stock options, were converted into Common Stock or exercised.

  Stock-based compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  Foreign currency translation. - The assets and liabilities of foreign subsidiaries are translated at year end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses from translation are recorded directly into a separate component of shareholders' equity.

  Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company's leases are generally with large, creditworthy lessees. Management believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

  Recent Accounting Pronouncement - In June 1997, SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued. SFAS 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the applicable period from nonowner sources. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted.

  Reclassifications - Certain items have been reclassified in the prior period financial statements to conform to the 1997 presentation and had no effect on net income or shareholders' equity.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.   INVESTMENT IN DIRECT FINANCE LEASES

  Investment in direct finance leases represents equipment leased for up to five years. The components of the net investment in direct finance leases, as of December 31, are as follows:

                                                                                     1997                 1996
                                                                              -------------------  ------------------
Minimum lease payments receivable...........................................         $22,857,000         $15,397,000
Estimated unguaranteed residual value.......................................           4,345,000           1,609,000
Initial direct costs - net..................................................              33,000              12,000
Unearned lease income.......................................................          (2,966,000)         (1,930,000)
                                                                                     -----------         -----------

Investment in direct finance leases-net.....................................         $24,269,000         $15,088,000
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

4.  INVESTMENT IN OPERATING LEASES

   Investment in operating leases primarily represents equipment leased for two to three years. The components of the net investment in operating leases, as of December 31, are as follows:

                                                                                1997                1996
                                                                         ------------------  ------------------
Equipment under operating leases.......................................      $ 783,784,000       $ 560,128,000
Initial direct costs - net.............................................          7,540,000           4,316,000
Accumulated depreciation...............................................       (264,071,000)       (202,404,000)
Allowance for doubtful accounts........................................           (228,000)           (168,000)
                                                                             -------------       -------------

Investment in operating leases - net...................................      $ 527,025,000       $ 361,872,000
                                                                             =============       =============

5.  FUTURE MINIMUM LEASE PAYMENTS

   Future minimum lease payments to be received by the Company on direct finance leases and noncancelable operating leases, as of December 31, 1997, are as follows:

YEARS ENDING DECEMBER 31                                                       DIRECT
------------------------------------------------------------------------      FINANCE           OPERATING
                                                                               LEASES            LEASES
                                                                          ----------------  -----------------
1998....................................................................       $12,779,000       $222,702,000
1999....................................................................         6,582,000        140,274,000
2000....................................................................         2,279,000         41,381,000
2001....................................................................           701,000            414,000
2002....................................................................           413,000            354,000
Thereafter..............................................................           103,000            324,000
                                                                               -----------       ------------
TOTAL...................................................................       $22,857,000       $405,449,000
                                                                               ===========       ============

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    PROPERTY AND EQUIPMENT

  Property and equipment, as of December 31, consist of:

                                                                                1997                1996
                                                                          -----------------  ------------------
Equipment and software..................................................       $ 5,626,000         $ 3,691,000
Furniture...............................................................           849,000             613,000
                                                                               -----------         -----------
Total...................................................................         6,475,000           4,304,000
Accumulated depreciation................................................        (2,930,000)         (1,966,000)
                                                                               -----------         -----------
Property and equipment - net............................................       $ 3,545,000         $ 2,338,000
                                                                               ===========         ===========

7.    DEBT AND CREDIT FACILITIES

  The Company and its subsidiaries (collectively, the "Company"), utilize their lease receivables and the underlying leased equipment as collateral to obtain debt financing, on either a recourse or nonrecourse basis, for the acquisition of equipment for lease. Principal and interest payments on the debt are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the debt. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the Company. Under nonrecourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee and the equipment serving as collateral, but not against the Company's other assets.

  Prior to 1994, the Company obtained debt financing for its leasing activity primarily from banks, insurance and finance companies, and financial intermediaries. In 1994, the Company, through one of its subsidiaries, obtained long-term, permanent financing for a substantial portion of its lease portfolio through the issuance of nonrecourse debt securities. Such financing is generally known as a securitization.

  On an interim basis, prior to a portfolio of leases being permanently financed under a securitization, or other long-term loan agreement, the Company finances its lease transactions under short-term, recourse credit facilities currently with total availability of $205,000,000. The Company has the following such short-term recourse facilities in place:

 . a $175,000,000 revolving facility ($129,393,000 outstanding at December 31, 1997) syndicated with eleven banks, expiring October 29, 1998. Borrowings under the facility bear an interest rate, at the Company's option, of the agent bank's prime rate (8.5% at December 31, 1997) or LIBOR (5.72% at December 31, 1997) plus 120 basis points.

 . a $15,000,000 revolving facility (no amounts are outstanding at December 31, 1997) with one bank, with borrowing available through April 30, 1998, and repayments due 240 days after each borrowing. Borrowings under the facility bear interest at LIBOR (5.72% at December 31, 1997) plus 150 basis points.

 . a $15,000,000 revolving facility with one bank ($11,000,000 outstanding at December 31, 1997), expiring October 15, 1998. Borrowings under the facility bear interest at prime (8.5% at December 31, 1997) plus 95 basis points.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     In addition, the Company maintains a $15,000,000 revolving facility ($15,000,000 outstanding at December 31, 1997), expiring October 15, 1998, with one bank. Borrowings under the facility bear interest at the bank's prime rate (8.5% at December 31, 1997). The borrowings under this line may be used only to fund certain accounts payable to two of the Company's vendors, resulting from the purchase of equipment for lease to specified significant customers of the Company.

  The Company's subsidiary in the United Kingdom entered into a revolving recourse line of credit with availability of approximately $50,000,000 (30,000,000 British pounds) from a syndicate of three banks to provide short-term financing for leasing activities in Europe. Borrowings under the facility may be made in a number of European currencies and bear interest at LIBOR plus 145 basis points. There was $19,737,000 outstanding under this facility at December 31, 1997.

  The Company's Canadian subsidiary maintains three short-term, recourse lines of credit as follows:

 . An approximately $10,530,000 (15,000,000 Canadian) revolving facility with one bank with borrowing available through August 28, 1998, and repayments due 180 days after each borrowing. Borrowing under this facility bear interest at Canadian prime rate (6.0% at December 31, 1997) plus 25 basis points or Canadian dollar LIBOR (4.75% at December 31, 1997) plus 135 basis points. At December 31, 1997 there was $9,579,000 outstanding under this facility.

 . An approximately $4,212,000 (6,000,000 Canadian) revolving facility with one bank with borrowing available through August 28, 1998, and repayments due 90 days after each borrowing. Borrowing under this facility bear interest at Canadian prime rate (6.0% at December 31, 1997) plus 25 basis points or Canadian dollar LIBOR (4.75% at December 31, 1997) plus 135 basis points. At December 31, 1997 there was $227,000 outstanding under this facility.

 . An approximately $2,106,000 (3,000,000 Canadian) revolving facility with one bank with borrowing available through August 28, 1998, and repayments due 364 days after each borrowing. Borrowing under this facility bear interest at Canadian prime rate (6.0% at December 31, 1997) plus 150 basis points. At December 31, 1997 there was $1,680,000 outstanding under this facility.

     The Company, has a $100,000,000 nonrecourse lease receivables financing facility with an affiliate of a money center bank. This is a revolving facility, expiring in March 1999, and borrowings under the facility bear interest at a rate of 125 to 200 basis points over average life treasuries at the time of borrowing. Through December 31, 1997, the Company has refinanced approximately $93,176,000 of borrowings under its other short-term facilities through this facility. At December 31, 1997, the Company had $28,183,000 outstanding under this facility, at a weighted average interest rate of 7.39%.

     In 1997, the company established a $100,000,000 commercial paper-backed conduit, nonrecourse line of credit with an affiliate of a money center bank. This is a revolving facility expiring April 1998, and borrowings under the facility bear interest at a rate of 123 basis points over the bank's commercial paper rate. To date, the Company has financed approximately $103,693,000 of borrowings under this facility. At December 31, 1997, the Company had $66,909,000 outstanding under this facility, at an average interest rate of 7.2%.

  At December 31, 1997, $3,694,000 of cash was restricted in connection with the two nonrecourse facilities described above and was not available for other uses.

  The Company's Canadian Subsidiary maintains a revolving line of credit of $10,500,000 ($15,000,000 Canadian) with a Canadian financial institution with borrowing available through February 1999, to provide long-term financing for its leasing activities. Borrowing under this facility bear interest, at the Subsidiary's election, at Canadian prime rate (6.0% at December 31, 1997) plus 25 basis points or Canadian dollar LIBOR (4.75% at December 31, 1997) plus 135 basis points. There were no amounts outstanding under this facility at December 31, 1997.

  The Company maintains relationships with several other financial institutions for additional recourse financing. At December 31, 1997 and 1996, the Company had $11,100,000 and $11,395,000 (bearing interest at rates ranging from 7.0% to 10.3%) outstanding to such sources.

  In order to issue nonrecourse, lease-backed debt securities to permanently finance its lease transactions, one of the Subsidiaries filed a $150,000,000 shelf registration statement with the Securities and Exchange Commission in January 1994. Securities issued under this registration are collateralized by the lease receivables financed by such securities and residual proceeds of the underlying equipment and are backed by credit enhancement provided by a national bond guarantor. The Subsidiary had two issuances under the shelf registration in 1994. The first was for $36,685,000, issued in April 1994 at a coupon rate of 5.575%, and due through March 1998, with $1,257,000 and zero (including accrued interest) outstanding at December 31, 1996. The second was for $37,499,000, issued in December 1994 at a coupon rate of 8.075%, and due through October 1999, with $8,041,000 (including accrued interest) outstanding at December 31, 1996. Both of the issues were repaid in full during 1997.

  In 1995, the Company issued $17,500,000 of nonrecourse subordinated debt at a coupon rate of 9.71% due through May 1998. Borrowings under this arrangement are to be repaid from expected residuals from portfolios of equipment subject to the two public securitizations and are secured by the residual cash flows from such portfolios. At December 31, 1996, the Company had $10,073,000 outstanding under this arrangement. This note was paid in full during 1997.

  The Company continues to maintain relationships with banks, insurance and finance companies, and financial intermediaries as additional nonrecourse, permanent financing sources. At December 31, 1997 and 1996, the Company had $107,167,000 and $78,121,000, respectively, outstanding under arrangements with sources at debt rates ranging from 7.0% to 9.7%.

  Borrowings under the above facilities are generally secured by lease receivables and the underlying equipment financed under the respective facility. The agreements for the facilities contain covenants regarding leverage, interest coverage, minimum net worth and profitability and a limitation on the payment of dividends.

  In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven year notes bear interest at a rate of 6.875% per annum and are convertible into Common Stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. At December 31, 1997, the Company had $71,875,000 outstanding under the notes.

  Future maturities of nonrecourse and recourse debt are as follows:

YEARS ENDING DECEMBER 31                                                     NONRECOURSE          RECOURSE
-------------------------                                                       DEBT               DEBT
                                                                          ------------------  -----------------
1998....................................................................        $117,104,000       $188,629,000
1999....................................................................          68,936,000          6,825,000
2000....................................................................          15,167,000          2,198,000
2001....................................................................             634,000                 --
2002....................................................................             331,000             64,000
Thereafter..............................................................              87,000         71,875,000
                                                                                ------------       ------------
   Total................................................................        $202,259,000       $269,591,000
                                                                                ============       ============

Cash paid for interest in 1997, 1996 and 1995 was $28,189,000, $17,639,000, and
$10,294,000, respectively.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



8.  ACQUISITIONS

  In April 1997, the Company acquired the bsuiness and substantially all of the assets, including the lease portfolio and related equipment of Scott Capital, a Canadian company engaged primarily in leasing personal computers. The net purchase price was $8,898,000 in cash and the transaction was accounted for as a purchase. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $34,836,000, assumed recourse and nonrecourse debt of $28,258,000, and recorded goodwill of $2,320,000. The acquisition of assets was accounted for as a purchase. In addition, the Company assumed the office leases of the seller and has hired its 19 employees. The results of the Canadian operation have been included in the Company's operations from April 1997, the month of acquisition. Proforma financial information has not been presented, as the impact on the Company's results of operations for 1996 and 1997 is not material.

  In April 1996, the Company acquired all of the stock of a company located in the United Kingdom and engaged in the equipment leasing business in a transaction accounted for as a purchase. The purchase price in the acquisition was $1,100,000 in cash. In connection with the transaction, the Company acquired tangible assets (primarily leases) of $3,951,000 and assumed liabilities, primarily related debt, of $2,851,000. Proforma financial information has not been presented, as the impact of proforma adjustments on the Company's results of operations in 1996 is not material.

9.   COMMITMENTS

  The Company leases its facilities under noncancelable operating leases expiring through 2002. Rent expense for 1997, 1996 and 1995 was $1,048,000, $606,000 and $377,000, respectively.

  Future minimum annual rental payments for all operating leases are as follows:

YEARS ENDING DECEMBER 31
------------------------------------------------------------------
1998..............................................................               $1,041,000
1999..............................................................                1,034,000
2000..............................................................                  872,000
2001..............................................................                  544,000
2002..............................................................                  177,000
                                                                                 ----------
   Total..........................................................               $3,668,000
                                                                                 ==========

10.    EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) plan which covers substantially all full-time employees. The plan operates on a calendar year. All eligible employees are permitted to make tax deferred contributions to the plan of up to 15% of their annual compensation, subject to certain Internal Revenue Service limitations. The Company provides matching contributions of employees' contributions up to $1,000. Employee contributions, earnings thereon, and Company contributions are vested immediately. In 1997, 1996 and 1995, the Company contributed $90,000, $62,000 and $48,000, respectively, to the plan.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.    INCOME TAXES

  The provision for income taxes at December 31 consists of:

                                                                       1997             1996             1995
                                                                 ----------------  ---------------  --------------
Current:
 Federal.......................................................       $3,791,000       $  681,000       $1,984,000
 State.........................................................         (109,000)         (86,000)         532,000
 Foreign.......................................................          636,000               --               --
                                                                      ----------       ----------       ----------
Total current..................................................        4,318,000          595,000        2,516,000
                                                                      ----------       ----------       ----------
Deferred:
 Federal.......................................................        3,620,000        5,641,000        1,236,000
 State.........................................................        1,817,000          313,000          179,000
 Foreign.......................................................         (219,000)              --               --
                                                                      ----------       ----------       ----------
Total deferred.................................................        5,218,000        5,954,000        1,415,000
                                                                      ----------       ----------       ----------
Total provision................................................       $9,536,000       $6,549,000       $3,931,000
                                                                      ==========       ==========       ==========

  The cumulative items giving rise to deferred taxes at December 31 were as follows:

                                                                                   1997                 1996
                                                                           --------------------  -------------------
Deferred tax liability:
   Lease transactions treated differently for tax and financial reporting         $(28,974,000)        $(15,178,000)
                                                                                  ------------         ------------
Deferred tax assets:
   Alternative minimum tax credits.......................................           13,829,000            6,151,000
   State income tax......................................................            1,309,000              435,000
   Other.................................................................              290,000              264,000
                                                                                  ------------         ------------
Total deferred tax assets................................................           15,428,000            6,850,000
                                                                                  ------------         ------------
Net deferred tax liability...............................................         $(13,546,000)        $ (8,328,000)
                                                                                  ============         ============

  The effective tax rate differs from the federal statutory income tax rate as follows:

                                                                                     1997         1996       1995
                                                                                  -----------  ----------  ---------
Statutory rate..................................................................        35.0%       35.0%      35.0%
State taxes, net of federal effect..............................................         4.9         6.0        4.8
Other...........................................................................         2.3         0.1        0.1
                                                                                        ----        ----       ----
Total...........................................................................        42.2%       41.1%      39.9%
                                                                                        ====        ====       ====


Cash paid for income taxes in 1997, 1996, and 1995 was $3,882,000, $1,947,000, and $2,687,000, respectively.

Refundable income taxes of $925,000 at December 31, 1997 are included in other assets and income taxes payable of $883,000 at December 31, 1996 are included in accrued and other liabilities in the consolidated balance sheet.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.   SHAREHOLDERS' EQUITY

  Stock Option Plans - The Company's stock option plans provide that incentive and nonqualified stock options to purchase up to an aggregate of 2,240,000 shares of the Common Stock of the Company may be granted to key contributors to the Company, including officers, directors, employees and consultants. Options are granted at the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors or a committee of the Board. Options generally become exercisable ratably over three or four years and expire five or ten years from the grant date.

  At December 31, 1997, the Company had reserved 1,028,018 shares for issuance under these plans.

  Activity under the stock option plans is as follows:


                                                                                             WEIGHTED
                                                                        NUMBER OF             AVERAGE
                                                                         SHARES            EXERCISE PRICE
                                                                  ---------------------  ------------------
Outstanding, January 1, 1995....................................               352,702               $ 4.78
 Granted (weighted average fair value of $3.07).................               259,725                 8.34
 Exercised......................................................              (116,879)                1.63
 Canceled.......................................................               (19,174)                6.68
                                                                             ---------               ------

Outstanding, December 31, 1995..................................               476,374                 7.42
 Granted (weighted average fair value of $7.57).................               251,850                14.52
 Exercised......................................................               (52,201)                4.23
 Canceled.......................................................               (29,913)               12.84
                                                                             ---------               ------

Outstanding, December 31, 1996..................................               646,110                10.19
 Granted (weighted average fair value of $7.56).................               527,175                17.10
 Exercised......................................................               (91,214)                8.43
 Canceled.......................................................               (80,979)               20.83
                                                                             ---------               ------
Outstanding, December 31, 1997                                               1,001,092               $13.42
                                                                             =========               ======

Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                           Options Outstanding                            Options Exercisable
                              --------------------------------------------------  -----------------------------------
                                                 Weighted
                                                 Average
                                                Remaining
          Range of               Number        Contractual     Weighted Average        Number       Weighted Average
      Exercise Prices          Outstanding     Life (years)     Exercise Price      Exercisable      Exercise Price
----------------------------  -------------  ----------------  -----------------  ----------------  -----------------
$      4.000  -  $  7.750           268,834             5.70              $ 7.35           243,202             $ 7.42
       9.250  -    12.375           233,058             7.26               10.73            29,801               9.68
      12.875  -    16.500           210,200             5.35               14.49            39,885              14.68
      17.875  -    22.375           219,000             9.48               19.29            15,000              17.88
      22.500  -    28.750            70,000             9.41               24.06               625              28.75
                                  ---------             ----              ------           -------             ------
      4.000  -    28.750          1,001,092             7.08              $13.42           328,513             $ 9.02
                                  =========             ====              ======           =======             ======

  At December 31, 1997 and 1996, options to purchase 328,513 and 265,000 shares were exercisable with a weighted average exercise price of $9.02 and $6.62, respectively. At December 31, 1997, options for 26,926 shares were available for future grant under the stock option plans.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  Stock Purchase Plan - In 1994, the shareholders of the Company approved the 1994 Employee Stock Purchase Plan (the "ESPP") under which 200,000 shares of the Company's common stock were reserved for issuance. The ESPP permits virtually all employees to purchase Common Stock, through payroll deductions, at the lower of (a) 85% of the fair market value of the Common Stock on the first day of each twelve-month offering period, or (b) 85% of the fair market value of the Common Stock on the applicable exercise date. Each offering period has two six-month exercise periods with the last day of each exercise period being an exercise date. During 1997, 1996 and 1995, employees purchased 9,750, 11,481 and 10,122 shares, respectively, under the ESPP for a total purchase price of $104,000, $123,000 and $87,000, respectively. At December 31, 1997, the Company had reserved 159,457 shares for issuance under the ESPP.

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

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 58% in 1997, 62% in 1996, and 51% in 1995; risk free interest rates, 5.7% in 1997, 5.9% in 1996, and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $12,184,000 ($1.49 per share on a diluted basis) in 1997, $8,836,000 ($1.10 per share on a diluted basis) in 1996, and $5,647,000 ($.89 per share on a diluted basis) in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

13.   SIGNIFICANT CUSTOMERS

  Two customers accounted for 19% and 11% of the Company's revenues in 1997. Three customers accounted for 18%, 17% and 10% of the Company's revenues in 1996. Two customers accounted for 11% and 10% of the Company's revenues in 1995. There can be no assurance that loss of any of these customers would not have a material adverse impact on the Company's results of operations.

14.   ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosure is the estimated fair value of the Company's financial instruments. The valuation methods used by the Company are set forth below.

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

  The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, are as follows:

                                                       1997                                        1996
                                    ------------------------------------------  ------------------------------------------
                                          Carrying                                    Carrying
                                           Amount              Fair Value              Amount             Fair Value
                                    --------------------  --------------------  -------------------- --------------------
Assets:
   Cash and equivalents...........          $ 16,569,000           $16,569,000          $  6,888,000          $  6,888,000
Liabilities:
   Recourse debt..................          $269,591,000          $270,690,000          $182,739,000          $183,905,000
   Nonrecourse debt...............           202,259,000           202,421,000           138,919,000           139,290,000

  The following methods and assumptions were used by the Company in computing the estimated fair value in the above table:

  Cash and equivalents - The carrying amounts of these financial instruments were the same as their fair value.

  Recourse and Nonrecourse Debt - The fair value of recourse and nonrecourse debt is based on the borrowing rates currently available to the Company for debt with similar terms and average maturity.

                                 SCHEDULE  II

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS



DESCRIPTION                                              BALANCE AT       CHARGED TO
-----------                                             BEGINNING OF       COSTS AND        RECOVERIES        END OF
                                                           PERIOD          EXPENSES      (DEDUCTIONS)(1)      PERIOD
                                                        -------------     -----------    ---------------    ---------
Allowance for uncollectible amounts:
Year ended December 31, 1995........................         $187,000      $  --                $(74,000)      $113,000
                                                             ========         =======           ========       ========
Year ended December 31, 1996........................         $113,000         $55,000                 --       $168,000
                                                             ========         =======           ========       ========
Year ended December 31, 1997........................         $168,000         $60,000                 --       $228,000
                                                             ========         =======           ========       ========

___________
(1) To write off uncollectible amounts or reflect recovery of previously written-off accounts.