Form 10-Q
period 1998-03-31
LEASING SOLUTIONS INC
filed 1998-05-15
CIK 803443

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares of Registrant's common stock outstanding at April 30, 1998 was 8,205,313 shares.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES




Part I.    Financial Information

  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets
          March 31, 1998 and December 31, 1997

          Consolidated Condensed Income Statements
          Three month periods ended March 31, 1998 and 1997

          Consolidated Condensed Statements of Cash Flows
          Three month periods ended March 31, 1998 and 1997

          Notes to Consolidated Condensed Financial Statements

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations



Part II.  Other Information

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)

                                                      March 31,    December 31,
                                                      1998         1997
                                                      -----------  -----------
                                                      (unaudited)
                          ASSETS
Cash and cash equivalents...........................     $19,049      $16,569
Accounts receivable.................................      21,920       16,318
Investment in direct finance leases-net.............      22,819       24,269
Investment in operating leases-net..................     565,845      527,025
Property and equipment-net..........................       3,781        3,545
Other assets........................................      16,369        9,005
                                                      -----------  -----------
   TOTAL ASSETS.....................................    $649,783     $596,731
                                                      ===========  ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable-equipment purchases................     $33,646      $17,143
Accrued and other liabilities.......................      19,868       17,605
Recourse debt.......................................     311,523      269,591
Nonrecourse debt....................................     188,742      202,259
Deferred income taxes...............................      15,086       13,546
                                                      -----------  -----------
   TOTAL LIABILITIES................................     568,865      520,144
                                                      -----------  -----------

SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000 shares; shares
   outstanding:  8,205,313 and 8,181,800............      38,897       38,625
Retained earnings...................................      41,477       37,852
Accumulated translation adjustment..................         544          110
                                                      -----------  -----------
   TOTAL SHAREHOLDERS' EQUITY.......................      80,918       76,587
                                                      -----------  -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......    $649,783     $596,731
                                                      ===========  ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED INCOME STATEMENTS
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                         Three Months Ended
                                             March 31,
                                        -------------------
                                        1998      1997
                                        --------- ---------
REVENUES:
   Operating lease revenue.............  $66,370   $44,615
   Earned lease income.................      532       355
   Other...............................       54     1,959
                                        --------- ---------
       TOTAL REVENUES..................   66,956    46,929
                                        --------- ---------

COSTS AND EXPENSES:
   Depreciation - operating leases.....   45,939    32,245
   Selling, general and administrative.    5,419     3,812
   Interest............................    9,111     6,219
   Other...............................      238       315
                                        --------- ---------
       TOTAL COSTS AND EXPENSES........   60,707    42,591
                                        --------- ---------

INCOME BEFORE INCOME TAXES.............    6,249     4,338
PROVISION FOR INCOME TAXES.............    2,624     1,813
                                        --------- ---------
NET INCOME.............................   $3,625    $2,525
                                        ========= =========

NET INCOME PER COMMON SHARE ...........    $0.44     $0.31
                                        ========= =========
NET INCOME PER COMMON
   SHARE - ASSUMING DILUTION............   $0.42     $0.30
                                        ========= =========

WEIGHTED AVERAGE COMMON SHARES.........    8,196     8,198
                                        ========= =========
WEIGHTED AVERAGE COMMON
   AND EQUIVALENT SHARES...............   10,613     8,450
                                        ========= =========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................   $73,791   $49,756
                                                            --------- ---------
INVESTING ACTIVITIES:
 Cost of equipment acquired for lease.....................  (101,664)  (83,386)
 Cash received over revenue recognized on leases..........     2,103    14,700
 Property and equipment purchases.........................      (607)     (600)
                                                            --------- ---------
 Net cash used for investing activities...................  (100,168)  (69,286)
                                                            --------- ---------
FINANCING ACTIVITIES:
 Borrowings:
   Nonrecourse............................................    25,463    21,545
   Recourse...............................................   189,630    75,518
 Repayments:
   Nonrecourse............................................   (38,980)  (24,195)
   Recourse...............................................  (147,698)  (40,894)
 Issuance of common stock.................................       272       520
                                                            --------- ---------
 Net cash provided by financing activities................    28,687    32,494
                                                            --------- ---------
 Net cash provided by financing activities................    76,830    32,494
IMPACT OF EXCHANGE RATE
 CHANGES ON CASH..........................................       170      (213)
                                                            --------- ---------
INCREASE IN CASH AND CASH EQUIVALENTS.....................     2,480    12,751
                                                            --------- ---------
CASH AND CASH EQUIVALENTS:
 Beginning of period......................................    16,569     6,888
                                                            --------- ---------
 End of period............................................   $19,049   $19,639
                                                            ========= =========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.  CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less. At March 31, 1998 and December 31, 1997, $4,496,000 and $3,429,000, respectively, of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables II, Inc. and Leasing Solutions Receivables III, Inc., the Company's wholly-owned subsidiaries, issued in private placements in 1997, and as collateral therefor, and was not available to other creditors or for other uses.


















3.  INVESTMENT IN LEASES

The components of the net investment in direct finance leases and in operating leases as of March 31, 1998, and December 31, 1997, are shown below (in thousands):

                                                March 31,   December 31,
                                                  1998         1997
                                               -----------  -----------
  Direct finance leases:
   Minimum lease payments receivable..........    $21,914      $22,857
   Estimated unguaranteed residual values.....      3,836        4,345
   Initial direct costs - net.................         43           33
   Unearned lease income                           (2,974)      (2,966)
                                               -----------  -----------
  Investment in direct finance leases - net...    $22,819      $24,269
                                               ===========  ===========

  Operating leases:
   Equipment under operating leases...........   $846,400     $783,784
   Initial direct costs - net.................      7,226        7,540
   Accumulated depreciation...................   (287,538)    (264,071)
   Allowance for doubtful accounts............       (243)        (228)
                                               -----------  -----------
  Investment in operating leases - net........   $565,845     $527,025
                                               ===========  ===========

        A substantial portion of the increase in investment in leases was financed with nonrecourse and recourse debt.


4.  ACQUISITION

        In April 1997, the Company acquired substantially all of the assets, including lease portfolio and related equipment, of Scott Capital, a Canadian company engaged primarily in leasing personal computers. The net purchase price was $8,898,000 in cash and the transaction was accounted for as a purchase. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $34,836,000, assumed recourse and nonrecourse debt of $28,258,000, and recorded goodwill of $2,320,000. The acquisition of assets was accounted for as a purchase. In addition, the Company assumed the office leases of the seller and has hired its 19 employees. The results of the Canadian operation have been included in the Company's operations from April 1997, the month of acquisition

5.  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB")adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the fourth quarter of fiscal 1997 and earnings per share (EPS) data for the quarter ended March 31, 1997 has been restated to conform with SFAS 128. The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                  1998         1997
                                               -----------  -----------
Numerator - net income available
   to common shareholders...................       $3,625       $2,525
Effect of dilutive securities
   - convertible debt (net of tax)..........          788           --
                                               -----------  -----------
                                                   $4,413       $2,525
                                               ===========  ===========

Denominator for basic net income per share -
   weighted average shares outstanding......        8,196        8,198
Effect of dilutive securities:
   employee stock options...................          358          252
   convertible debt.........................        2,059           --
                                               -----------  -----------
Denominator for diluted net income per
   share - adjusted weighted average shares
   outstanding and assumed conversion of
   dilutive securities......................       10,613        8,450
                                               ===========  ===========

Net income per share - basic                        $0.44        $0.31
                                               ===========  ===========
Net income per share - diluted                      $0.42        $0.30
                                               ===========  ===========

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three months ended March 31, 1998 and 1997, comprehensive income was $3,877,000 and $2,401,000, respectively. The difference between net income and comprehensive income arises due to changes in accumulated translation adjustment.



In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. SFAS 131 will be effective for the Company's Annual Report on Form 10-K for the full year ended December 31, 1998.

6.  RECLASSIFICATIONS
Certain amounts in prior periods have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998.


Results of Operations

Total revenues increased $20,027,000, or 43%, to $66,956,000 for the three month period ended March 31, 1998, compared with the corresponding prior year period. The increase in total revenues is primarily due to an increase in operating lease revenues offset, in part, by a decrease in gains on sales of assets. Operating lease revenue increased $21,755,000 or 49% to $66,370,000 for the three months ended March 31, 1998, compared with $44,615,000 for the same period one year ago. The increase in operating lease revenue reflects a higher average investment in operating leases, resulting from increases in operating leases originated by the Company over the past year. The first quarter increase in revenue was also due, in part, to the acquisition of the assets, principally a lease portfolio, of a Canadian leasing company in April 1997.

Depreciation expense for operating leases increased $13,694,000, or 42%, to $45,939,000 for the three month period ended March 31, 1998, compared with $32,245,000 in the same period one year ago. The increase is primarily due to an increase in the operating lease base, resulting from increases in operating leases originated by the Company in the United States and Europe over the past year or acquired as part of the acquisition described above.

Selling, general and administrative expenses increased $1,607,000, or 42%, to $5,419,000 for the three month period ended March 31, 1998, compared with $3,812,000 for the first quarter of 1997. The increase is primarily attributable to increased compensation and benefit costs associated with an increase in the number of employees, as a result of the acquisition described above, expansion of the Company's European operations as well as continued growth in the United States. In addition, selling, general and administrative expenses for the quarter ended March 31, 1998 included increases in travel expenses and occupancy, fixed asset depreciation and telecommunication costs when compared to the same period of 1997. Generally, these increases are attributable to expansion of the Company's international operations as well as the continued growth of the operating lease portfolio in the United States.

Interest expense increased $2,892,000, or 47%, to $9,111,000 for the three month period ended March 31, 1998, compared with $6,219,000 for the corresponding period in 1997. The increase is primarily due to higher average recourse and nonrecourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio.

The provision for income taxes was $2,624,000 for the three month period ended March 31, 1998, representing an increase of $811,000, or 45%, over $1,813,000 for the first quarter of 1997. The increase is attributable to a corresponding increase in pre-tax income in the first quarter of 1998 compared to the same period one year earlier. The Company's effective tax rate was 42% for the three month periods ended March 31, 1998 and 1997.

Net income increased $1,100,000, or 44%, to $3,625,000 for the three month period ended March 31, 1998, compared with $2,525,000 for the corresponding period one year earlier. The increase in net income was principally a result of the increase in the components of total revenues, reduced by the increases in the components of total costs, specifically described above. Diluted earnings per share for the first quarter of 1998 increased 40% to $.42 from $.30 for the comparable period in 1997.


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

The Company generated cash flow from operations of $73,791,000 during first quarter of 1998, compared to net income of $3,625,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses, such as depreciation and amortization, of $45,310,000, and the combined effect of other sources and uses of cash from operations, including resulting changes in accounts receivable, accounts payable, deferred income taxes, and other assets and liabilities, totaling $24,856,000. Investing activities, which are primarily related to investments in equipment for lease, used $101,168,000 during the period. Financing activities generated $28,687,000 from $215,093,000 in new borrowings of recourse and nonrecourse debt and $272,000 from the Company's issuance of common stock upon exercise of options, reduced by $186,678,000 used to repay recourse and nonrecourse borrowings. In addition, the impact of exchange rate changes on cash and cash equivalents during the period was $170,000. The net result of the above activity for the quarter ended March 31, 1998 was an increase in cash and cash equivalents of $2,480,000.

In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven-year notes bear interest at a rate of 6.875% per annum and are convertible into Common Stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. This public debt public offering and prior public offerings of the Company's Common Stock were made principally to raise "equity" for the Company's purchase of equipment for lease to its customers.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under short-term, revolving recourse facilities in the United States totaled $227,000,000 at March 31, 1998. A brief description of each of those facilities follows.

(1) $175,000,000 revolving facility syndicated with eleven banks, expiring October 1998. At March 31, 1998,
$142,917,000, with a weighted average interest rate of 7.2% per annum, was outstanding under the facility. Borrowings bear an interest rate, at the Company's option, of the agent bank's prime rate (8.5% at March 31, 1998) or LIBOR
(5.69% at March 31, 1998) plus 120 basis points.

(2) $15,000,000 revolving facility ($41,000 outstanding at March 31, 1998) with one bank, with borrowings available through June 1998, and repayments due 240 days after borrowing. Borrowings bear interest at LIBOR (5.69% at March 31, 1998) plus 150 basis points.

(3) $22,000,000 revolving facility ($15,700,000 outstanding at March 31, 1998) with one bank, expiring October 1998.
Borrowings bear interest at the bank's prime rate (8.5% at March 31, 1998) plus 95 basis points.

The Company also has a $15,000,000 revolving recourse facility ($10,703,000 outstanding at March 31, 1998), expiring October 1998, with one bank. Borrowings bear interest at the bank's prime rate (8.5% at March 31, 1998). The proceeds of borrowings under this line may be used only to fund certain accounts payable to two of the Company's vendors resulting from the purchase of equipment for lease to specified significant customers of the Company.

The agreements for the facilities described above contain covenants regarding leverage, interest coverage, minimum net worth and profitability and a limitation on the payment of dividends.

In November 1997, the Company's subsidiary in the United Kingdom entered into a revolving recourse line of credit with availability of approximately $50,000,000 (30,000,000 British pounds) from a syndicate of three banks to provide short-term financing for leasing activities in Europe. The Company has guaranteed the subsidiary's obligations under the line. Borrowings under the facility may be made in a number of European currencies and bear interest at LIBOR (5.69% at March 31, 1998) plus 145 basis points. There was approximately $33,274,000 outstanding under this facility at March 31, 1998. The line expires in November 1998.

The Company's Canadian subsidiary maintains a three-tiered recourse credit facility with a Canadian bank, with borrowing availability through August 1998, to provide short-term financing for leasing activities in Canada. The Company has guaranteed the subsidiary's obligations under the line. The first tier is an approximately $10,500,000 ($15,000,000 Canadian) revolving facility with repayments due 180 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate ( 6.0% at March 31, 1998) plus 25 basis points or Canadian dollar LIBOR (4.75% at March 31, 1998) plus 135 basis points. There was $9,782,000 outstanding under this facility with a weighted average interest rate of 6.75% at March 31, 1998.

The second tier is an approximately $4,200,000 ($6,000,000 Canadian) revolving facility with repayments due 90 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate ( 6.0% at March 31, 1998) plus 25 basis points or Canadian dollar LIBOR ( 4.75% at March 31, 1998) plus 135 basis points. There was $2,914,000 outstanding under this facility with a weighted average interest rate of 6.75% at March 31, 1998.

The third tier is has an approximately $2,100,000 ($3,000,000 Canadian) revolving facility with repayments due 364 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate (6.0% at March 31, 1998) plus 150 basis points. There was $342,000 outstanding under this facility with a weighted average interest rate of 8.0% at March 31, 1998.

The Company maintains a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This revolving facility expires in March 1999, and borrowings under the facility bear interest at a rate of 125 to 200 basis points over average life treasuries at the time of borrowing. Through March 31, 1998, the Company has refinanced approximately $93,176,000 of borrowings under its other short-term facilities through this facility. At March 31, 1998, $23,611,000 was outstanding under this facility at a weighted average interest rate of 7.3%.

In January 1997, the Company's, through one of its wholly-owned subsidiaries in the United States, obtained long-term financing for the Company's leasing activities through a $100,000,000 commercial paper-backed conduit, nonrecourse line of credit provided by an affiliate of a money center bank. This is a revolving facility expiring April 1998. Through March 31, 1998, the Company has financed approximately $103,693,000 of borrowings under this facility. At March 31, 1998, the Company had $56,455,000 outstanding under this facility, at a weighted average interest rate of 7.2%.

The Company's Canadian subsidiary maintains a revolving recourse line of credit of $10,500,000 ($15,000,000 Canadian) with a Canadian financial institution, with borrowing available through February 1999, to provide long-term financing for its leasing activities. The Company has guaranteed the subsidiary's obligations under the line. Borrowing under this facility bear interest, at the subsidiary's election, at Canadian prime rate (6.0 % at March 31, 1998) plus 25 basis points or Canadian dollar LIBOR (4.75 % at March 31, 1998) plus 135 basis points. There was $4,748,000 outstanding under this facility with a weighted average interest rate of 6.35% at March 31, 1998.

In June 1997, the Company, through one of its wholly-owned subsidiaries in the United States, financed a portion of its residual interest in a lease portfolio, pursuant to an arrangement accounted for as a sale, through an affiliate of a major life insurance company. The transaction generated proceeds of $8,500,000, a portion of which was used to repay certain subordinated debt of the Company owed to the same financing source.

Occasionally, the Company will obtain long-term financing for individual significant lease transactions at the time, or shortly after, it purchases the related equipment. An aggregate of $127,903,000 ($19,227,000 of which is recourse), with a weighted average interest rate of 7.4% per annum, remained outstanding under all such arrangements as of March 31, 1998.

Debt financing for all or a portion of the Company's "equity" investment in equipment purchased for lease to others is not readily available in the marketplace and may require an interest rate materially higher than is required by the Company's conventional debt financing. Although the Company expects that the credit quality of its lessees and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms or at all.

Borrowings under the above-described facilities or transactions are generally secured by the lease receivables financed under such arrangements and the related equipment. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings.

The Company's current lines of credit, if renewed or replaced, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and nonrecourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flow from operations are expected to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing and recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions. However, no assurances can be given as to the rates that the Company may be required to pay under any of such financing arrangements.


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

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately preceding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

Factors That May Affect Future Operating Results

        Potential Reduction in Residual Values of Leased Equipment. The Company has historically emphasized operating leases with a term of 24 to 36 months, rather than direct finance leases. In general, under the Company's operating leases, the present value of the monthly lease payments will pay back 85% to 90% of the purchase price of the equipment, whereas the present value of the monthly lease payments under its direct finance leases will generally pay back the Company's entire investment in the equipment. As a result, under its operating leases, the Company assumes the risk of not recovering its entire investment in the equipment through the remarketing process.

At the inception of each operating lease, the Company estimates a residual value for the leased equipment based on guidelines established by the Company's Investment Committee. However, as is typical of information processing and communications equipment, the equipment owned and leased by the Company is subject to rapid technological obsolescence. Furthermore, decreases in manufacturers' prices of equipment, such as those experienced recently with respect to desktop and laptop computers, may adversely affect the market value of such equipment, and thus its residual value. While the Company's experience generally has resulted in aggregate realized residual values for equipment in excess of the initial estimated residual values for such equipment, a decrease in the market value of such equipment at a rate greater than expected by the Company, whether due to rapid technological obsolescence, price decreases or other factors, would adversely affect the residual values of such equipment. In addition, since early 1993, the Company has entered into several new programs and arrangements that have produced substantial lease volume. The Company estimates that during this period, desktop and laptop computers represented approximately 85% of its Dollar Volume. The initial lease terms of the leases to which most of such equipment is subject have not yet expired and, as a result, the Company does not yet have substantial remarketing experience and accumulated historical data with respect to such equipment. Additionally, the desktop and laptop computer equipment purchased as a result of such new programs and arrangements is a different type of information processing and communications equipment than equipment for which the Company has significant remarketing experience and accumulated historical data. Therefore, the company's historical experience in estimating residual values may not be applicable to such desktop and laptop computers, and the Company's historical remarketing experience is not necessarily indicative of future performance.

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

        Dependence on Availability of Financing. The operating lease business on which the Company focuses is a capital intensive business. The typical operating lease transaction requires a cash investment by the Company of 10% to 15% of the original equipment cost, commonly known in the equipment leasing industry as an "equity" investment. The Company's equity investment is typically financed with either recourse borrowings, the net proceeds of the sale of debt or equity securities or internally generated funds. The balance of the equipment cost is typically financed with the proceeds of long-term, nonrecourse debt. In addition, the Company typically finances the acquisition of equipment for lease through short-term, "warehouse" lines of credit prior to obtaining long-term, permanent financing for the equipment. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its growth is dependent, in part, on its ability to obtain recourse and nonrecourse debt capital, both short-term and long-term, and to raise additional debt or equity capital to meet its equity investment requirements in the future. Although, to date, the Company has been able to obtain the recourse and nonrecourse borrowing, and raise the other capital, it requires to finance its business, no assurances can be given that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. In particular, any material failure of the Company to achieve its residual value estimates through the remarketing of equipment would adversely affect its ability to finance its equity investment. If the Company were unable to obtain any portion of its required financing on favorable terms, the Company would be required to reduce its leasing activity, which would have a material adverse effect on the Company's results of operations and financial condition. See "MD&A - Liquidity and Capital Resources."

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

        Dependence on Major Customers. The Company has two customers, Ernst & Young and Xerox, which accounted for 19% and 11%, respectively, of 1997 revenues. In addition, Ernst & Young and Northern Telecom represented 19% and 15%, respectively, of the Company's Dollar Volume in 1997 and 20% and 9%, respectively, of the Company's net book value at December 31, 1997. The Company's lease agreements with these customers expire over the next three years. In the event any of these customers, or any of the Company's other major customers, ceases to lease additional equipment or materially reduces the amount of equipment it leases from the Company in the future, or determines to return to the Company a material amount of the equipment it has leased at the expiration of the term of the respective lease, the Company's operating results and financial condition could be materially adversely affected.

        Management of Growth. In the past five years, the Company financed a significantly greater number of leases than it had in the prior seven years of its existence. As a result of this rapid growth, the Company's investment in leases grew from $125 million at December 31, 1994 to $551million at December 31, 1997. In light of this growth, the historical performance of the Company's lease portfolio may be of limited relevance in predicting future lease portfolio performance. Any credit or other problems associated with the large number of leases financed in recent years will not become apparent until sometime in the future.

        In order to support the anticipated growth of its business, the Company has added a substantial number of new personnel since the beginning of 1995 and expects to add a substantial number of additional personnel during the remainder of 1998. In the process of implementing its global expansion (see "Global Expansion" below), the Company acquired leasing operations with an aggregate of approximately 40 employees and their own software systems. The
Company is absorbing, and will continue to absorb in the future, the effects of additional personnel costs and the implementation and integration of new software systems necessary to manage such growth. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees and on the ability of its officers and key employees to continue to implement and improve its operational and financial control systems and to train and manage its employees. The Company's inability to manage growth effectively, should it occur, or to attract and retain the personnel it requires, could have a material adverse effect on the Company's results of operations.

        Global Expansion. In April 1996, the Company expanded its lease financing activities to Western Europe by acquiring a small independent leasing company in the United Kingdom. It now has sales offices, and leasing activities, in Germany, France, Belgium and the Netherlands, and the ability to finance leases for equipment in Italy and Spain. In April 1997, the Company acquired the lease portfolio and operations of a Canadian leasing company, and now conducts operations throughout Canada. International activities pose certain risks not faced by leasing companies that limit themselves to United States lease financing activities. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could adversely impact the Company's results of operations. International activities also could be adversely affected by factors beyond the Company control, including the imposition of or changes in government controls, export license requirements, or tariffs, duties or taxes and changes in economic and political conditions. In addition, cross-border leasing transactions within Western Europe raise the risk that VAT or other taxes that are not reimbursable by the lessee may be imposed on the transaction.

        Competition. The information processing and communications equipment leasing business is characterized by significant competition. The Company competes with leasing companies, both captive and independent, commercial banks and other financial institutions with respect to opportunities to provide lease financing to end-user customers and to provide vendor programs to manufacturers and distributors of such equipment. A substantial number of the Company's competitors are significantly larger, and have substantially greater resources, than the Company. The Company's relatively limited amount of capital places it at a disadvantage in relation to its larger competitors, particularly in connection with financing lease transactions involving large dollar volumes of equipment where the cost of the equipment substantially exceeds the amount of debt available for such financings. See "Business - Competition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

        The Company has only recently commenced a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a material adverse effect on the Company or its operations.
Accordingly, it is too early for the Company to be able to predict whether such software or systems of such parties may have such effect. As part of this review, the Company will attempt to obtain assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interface with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain such assurances from each of such parties or that it will be able to obtain the information from such parties necessary for the Company to determine whether it may be materially adversely affected by the software or systems of such parties.

        The Company will maintain an ongoing effort to recognize and evaluate potential exposures relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. At present, the Company cannot estimate the total cost to it of recognizing, evaluating and addressing any such exposures.

Recent Accounting Pronouncements

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three months ended March 31, 1998 and 1997, comprehensive income was $3,877,000 and $2,401,000, respectively. The difference between net income and comprehensive income arises due to changes in accumulated translation adjustment.

        In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. SFAS 131 will be effective for the Company's Annual Report on Form 10-K for the full year ended December 31, 1998.

"Safe  Harbor" Statement under the Private Securities Litigation Reform
Act of 1995

        This report includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, without limitation, with respect to demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing to support its global expansion and activities, risks and uncertainties of doing business in Europe and Canada and other foreign countries, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to enter into new strategic relationships and extend existing strategic relationships, the performance of the Company's strategic partners, and the ability of the Company to manage its growth, are forward-looking statements. These statements are based on certain assumptions and, in certain cases, analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks or uncertainties, including the risk factors described above under "Factors That May Affect
Future Operating Results", general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors and existing shareholders are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in forward-looking statements.


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



DATE:   May 14, 1998