Form 10-Q
period 1998-06-30
LEASING SOLUTIONS INC
filed 1998-08-14
CIK 803443

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

The number of shares of Registrant's common stock outstanding at August 12, 1998 was 8,238,286 shares.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES




Part I.    Financial Information

  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets
          June 30, 1998 and December 31, 1997

          Consolidated Condensed Income Statements
          Three and six month periods ended June 30, 1998 and 1997

          Consolidated Condensed Statements of Cash Flows
          Six month periods ended June 30, 1998 and 1997

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

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)

                                                      June 30,     December 31,
                                                      1998         1997
                                                      -----------  -----------
                                                      (unaudited)
                          ASSETS
Cash and cash equivalents...........................     $15,816      $16,569
Accounts receivable.................................      44,063       16,318
Investment in direct finance leases-net.............      20,363       24,269
Investment in operating leases-net..................     577,626      527,025
Property and equipment-net..........................       3,790        3,545
Other assets........................................      23,553        9,005
                                                      -----------  -----------
   TOTAL ASSETS.....................................    $685,211     $596,731
                                                      ===========  ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable-equipment purchases................     $25,267      $17,143
Accrued and other liabilities.......................      26,298       17,605
Recourse debt.......................................     370,477      269,591
Nonrecourse debt....................................     164,867      202,259
Deferred income taxes...............................      13,199       13,546
                                                      -----------  -----------
   TOTAL LIABILITIES................................     600,108      520,144
                                                      -----------  -----------

SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000 shares; shares
   outstanding:  8,234,285 and 8,181,800............      39,178       38,625
Retained earnings...................................      45,645       37,852
Accumulated translation adjustment..................         280          110
                                                      -----------  -----------
   TOTAL SHAREHOLDERS' EQUITY.......................      85,103       76,587
                                                      -----------  -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......    $685,211     $596,731
                                                      ===========  ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED INCOME STATEMENTS
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                         Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                        ------------------- -------------------
                                        1998      1997      1998      1997
                                        --------- --------- --------- ---------
REVENUES:
   Operating lease revenue.............  $73,947   $52,763  $140,318   $97,379
   Earned lease income.................      451     1,087       983     1,442
   Other...............................    2,147     2,047     2,201     4,005
                                        --------- --------- --------- ---------
       TOTAL REVENUES..................   76,545    55,897   143,502   102,826
                                        --------- --------- --------- ---------

COSTS AND EXPENSES:
   Depreciation - operating leases.....   51,660    38,317    97,597    70,562
   Selling, general and administrative.    6,153     4,605    11,573     8,417
   Interest............................   10,054     7,422    19,165    13,641
   Other...............................    1,511       394     1,751       709
                                        --------- --------- --------- ---------
       TOTAL COSTS AND EXPENSES........   69,378    50,738   130,086    93,329
                                        --------- --------- --------- ---------

INCOME BEFORE INCOME TAXES.............    7,167     5,159    13,416     9,497
PROVISION FOR INCOME TAXES.............    2,998     2,166     5,623     3,979
                                        --------- --------- --------- ---------
NET INCOME.............................   $4,169    $2,993    $7,793    $5,518
                                        ========= ========= ========= =========

NET INCOME PER COMMON SHARE ...........    $0.51     $0.37     $0.95     $0.67
                                        ========= ========= ========= =========
NET INCOME PER COMMON
   SHARE - ASSUMING DILUTION............   $0.47     $0.36     $0.89     $0.66
                                        ========= ========= ========= =========

WEIGHTED AVERAGE COMMON SHARES.........    8,217     8,195     8,207     8,192
                                        ========= ========= ========= =========
WEIGHTED AVERAGE COMMON
   AND EQUIVALENT SHARES...............   10,677     8,327    10,671     8,384
                                        ========= ========= ========= =========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                             Three Months Ended
                                                                 June 30,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................  $116,242   $90,653
                                                            --------- ---------
INVESTING ACTIVITIES:
 Cost of equipment acquired for lease.....................  (186,433) (166,549)
 Cash received over revenue recognized on leases..........     2,696    38,483
 Property and equipment purchases.........................      (586)     (775)
                                                            --------- ---------
 Net cash used for investing activities...................  (184,323) (128,841)
                                                            --------- ---------
FINANCING ACTIVITIES:
 Borrowings:
   Nonrecourse............................................    46,507   104,007
   Recourse...............................................   387,466   198,522
 Repayments:
   Nonrecourse............................................   (81,632)  (72,377)
   Recourse...............................................  (285,220) (170,183)
 Issuance of common stock.................................       552       650
                                                            --------- ---------
 Net cash provided by financing activities................    67,673    60,619
                                                            --------- ---------
 Net cash provided by financing activities................    76,830    32,494
IMPACT OF EXCHANGE RATE
 CHANGES ON CASH..........................................      (345)     (150)
                                                            --------- ---------
INCREASE IN CASH AND CASH EQUIVALENTS.....................      (753)   22,281
                                                            --------- ---------
CASH AND CASH EQUIVALENTS:
 Beginning of period......................................    16,569     6,888
                                                            --------- ---------
 End of period............................................   $15,816   $29,169
                                                            ========= =========

     See accompanying Notes to Consolidated Condensed Financial Statements

LEASING SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.      CASH AND CASH EQUIVALENTS
Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less. At June 30, 1998 and December 31, 1997, $5,342,000 and $3,964,000, respectively, of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables II, Inc. and Leasing Solutions Receivables III, Inc., the Company's wholly-owned subsidiaries, issued in private placements in 1997, and as collateral therefor, and was not available to other creditors or for other uses.

3.  INVESTMENT IN LEASES
    --------------------
    The components of the net investment in direct finance leases and operating leases as of June 30, 1998, and December 31, 1997, are below (in thousands):

                                        June 30,  December 31,
                                          1998      1997
                                        --------- ---------
  Direct finance leases:
   Minimum lease payments receivable.... $19,875   $22,857
   Estimated unguaranteed residual value   3,306     4,345
   Initial direct costs - net...........      51        33
   Unearned lease income                  (2,869)   (2,966)
                                        --------- ---------
  Investment in direct finance leases -  $20,363   $24,269
                                        ========= =========

  Operating leases:
   Equipment under operating leases.....$894,448  $783,784
   Initial direct costs - net...........   7,985     7,540
   Accumulated depreciation.............(324,549) (264,071)
   Allowance for doubtful accounts......    (258)     (228)
                                        --------- ---------
  Investment in operating leases - net..$577,626  $527,025
                                        ========= =========

4.      ACQUISITION
        In April 1997, the Company acquired substantially all of the assets, including lease portfolio and related equipment, of Scott Capital, a Canadian company engaged primarily in leasing personal computers. The net purchase price was $8,898,000 in cash. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $34,836,000, assumed recourse and nonrecourse debt of $28,258,000, and recorded goodwill of $2,320,000. The transaction was accounted for as a purchase. In addition, the Company assumed the office leases of the seller and hired its 19 employees. The results of the Canadian operation have been included in the Company's operations from April 1997, the month of acquisition.

5.      NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB")adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the fourth quarter of fiscal 1997, and earnings per share (EPS) data for the quarter and six month periods ended June 30, 1997 have been restated to conform with SFAS 128. The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ende    Six Months Ended
                                                June 30,            June 30,
                                        ------------------- -------------------
                                          1998      1997      1998      1997
                                        --------- --------- --------- ---------
Numerator - net income available
   to common shareholders...............  $4,168    $2,993    $7,793    $5,518
Effect of dilutive securities
   - convertible debt (net of tax)......     828       --      1,657       --
                                        --------- --------- --------- ---------
                                          $4,996    $2,993    $9,450    $5,518
                                        ========= ========= ========= =========

Denominator for basic net income per share -
   weighted average shares outstanding..   8,217     8,195     8,207     8,192
Effect of dilutive securities:
   employee stock options...............     401       132       405       192
   convertible debt.....................   2,059       --      2,059       --
                                        --------- --------- --------- ---------
Denominator for diluted net income per
   share - adjusted weighted average shares
   outstanding and assumed conversion of
   dilutive securities..................  10,677     8,327    10,671     8,384
                                        ========= ========= ========= =========

Net income per share - basic               $0.51     $0.37     $0.95     $0.67
                                        ========= ========= ========= =========
Net income per share - diluted             $0.47     $0.36     $0.89     $0.66
                                        ========= ========= ========= =========

In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting "Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and six month periods ended June 30, 1998, comprehensive income was $3,905,000 and $7,963,000, respectively, compared to $3,056,000 and $5,368,000, respectively, for the comparable periods in 1997. The difference between net income and comprehensive income arises due to changes in accumulated translation adjustment.

In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. SFAS 131 will be effective for the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

6.      RECLASSIFICATIONS
Certain amounts in prior periods have been reclassified to conform to the current period presentation.

7.      SUBSEQUENT EVENT
In July 1998, the Company acquired substantially all of the stock of Bayshore Leasing ("Bayshore"), a Canadian company specializing in the origination, processing and administration of transactions with respect to equipment with an original purchase price typically under $20,000 (Cdn.). The purchase price was approximately $16,900,000, $14,000,000 of which was paid in cash at closing with the proceeds of a borrowing from a money center bank. The loan matures in October 2002, bears interest, at the election of the Company, at the Bank's prime rate (8.5% at June 30, 1998), or LIBOR (5.7% at June 30, 1998) plus 200 basis points, with interest payable monthly, and requires principal payments of 16 equal quarterly instalments beginning in January 1999. The balance of the purchase price was represented by promissory notes of the Company due in June 1999. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $67,350,000, assumed recourse and nonrecourse debt of $63,437,000, and recorded goodwill of $13,214,000. The transaction was accounted for as a purchase. In addition, the office leases of the Bayshore remained in place and Bayshore retained its 51 employees. The Bayshore Leasing acquisition is not included in the Company's operating results for the second quarter or six months ended June 30, 1998.

LEASING SOLUTIONS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998.


Results of Operations

Total revenues increased $20,648,000, or 37%, to $76,545,000, and $40,676,000,
or 40%, to $143,502,000, for the three and six month periods ended June 30, 1998, respectively, compared with the corresponding prior year periods. The increase in total revenues is primarily due to an increase in operating lease revenues. Operating lease revenue increased $21,184,000, or 40%, to $73,947,000, and $42,939,000, or 44%, to $140,318,000 for the three and six months ended June 30, 1998, respectively, compared with $52,763,000 and $97,379,000, respectively, for the same periods one year ago. The increase in operating lease revenue in the second quarter of 1998 reflects a higher average investment in operating leases, resulting from increases in operating leases originated by the Company in the United States, Europe and Canada compared to the same period in 1997. For the six month period ended June 30, 1998, the increase over the comparable period in 1997 is also attributable, in part, to the acquisition of the assets, principally a lease portfolio, of a Canadian leasing company in April 1997.

The increases in operating lease revenues were partially offset by decreases in earned lease income related to direct finance leases for both the three and six month periods ended June 30, 1998. Earned lease income decreased $636,000, or 59%, to $451,000, and $459,000, or 32%, to 938,000 for the three and six month periods ended June 30, 1998, respectively, compared with $1,087,000 and $1,442,000, respectively, for the comparable periods in 1997. The decreases in earned lease income are the result of decreases in origination of direct finance leases.

The increase in operating lease income for the six months ended June 30, 1998 was also partially offset by a decrease in other income. Other income for the first six months of 1998 decreased $1,804,000 or 45%, to $2,201,000 from $4,005,000 for the first half of 1997. The decrease in other income for the six month period was primarily the result of a decrease in gains on sales of assets.

Depreciation expense for operating leases increased $13,343,000, or 35%, to $51,660,000 and $27,035,000, or 38%, to $97,597,000 for the three and six month periods ended June 30, 1998, respectively, compared with $38,317,000 and $70,562,000, respectively, in the same periods one year ago. The increases are primarily due to increases in the operating lease base, resulting from increases in operating leases originated by the Company in the United States, Canada and Europe over the past year or acquired as part of the Canadian acquisition described above.

Selling, general and administrative expenses increased $1,548,000, or 34%, to $6,153,000 and $3,156,000, or 38%, to $11,573,000 for the three and six month periods ended June 30, 1998, respectively, compared with $4,605,000 and $8,417,000, respectively, for the comparable periods in 1997. The increase is primarily attributable to increased compensation and benefit costs associated with an increase in the number of employees, as a result of the Canadian acquisition described above, expansion of the Company's European operations as well as continued growth in the United States. In addition, selling, general and administrative expenses for the quarter ended June 30, 1998 included increases in travel expenses and occupancy, fixed asset depreciation and telecommunication costs when compared to the same period of 1997. Generally, these increases are attributable to expansion of the Company's international operations as well as the continued growth of the operating lease portfolio in the United States.

Interest expense increased $2,632,000, or 35%, to $10,054,000 and $5,524,000, or 41%, to $19,165,000 for the three and six month periods ended June 30, 1998, respectively, compared with $7,422,000 and $13,641,000, respectively, for the corresponding periods in 1997. The increase is primarily due to higher average recourse and nonrecourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio offset, in part, by a decrease in the Company's average borrowing rate.

Other expenses for the quarter ended June 30, 1998 increased $1,117,000, or 147%, to $1,511,000 from $394,000 for the same quarter in 1997. For the six month period ended June 30, 1998, other expenses increased 1,042,000, or 283%, to $1,751,000 from $709,000 for same period last year. The increase in other expenses for both the quarter and six month period ended June 30, 1998 is primarily due to a provision for inventory reserves in the second quarter of 1998.

The provision for income taxes was $2,998,000 and $5,623,000 for the three and six month periods ended June 30, 1998, respectively, representing increases of $832,000, or 38%, and $1,644,000, or 41%, respectively, over $2,166,000 and
$3,979,000, respectively, for the comparable periods in 1997. The increase is attributable to a corresponding increase in pre-tax income in the second quarter and six months ended June 30, 1998, compared to the same periods one year earlier. The Company's effective tax rate was 42% for the three and six month periods ended June 30, 1998 and 1997.

Net income increased $1,175,000, or 28%, to $4,169,000 and $2,275,000, or 41%,
to $7,793,000 for the three and six month periods ended June 30, 1998, respectively, compared with $2,993,000 and $5,518,000, respectively, for the corresponding periods one year earlier. The increase in net income was principally a result of the increase in the components of total revenues, reduced by the increases in the components of total costs, specifically described above. Diluted earnings per share increased 31% to $.47 for the second quarter of 1998 from $.36 for the same period one year earlier. For the six months ended June 30, 1998, earnings per share increased 35% to $.89 from $.66 for the comparable period in 1997.

Liquidity and Capital Resources

The Company generated cash flow from operations of $116,242,000 during the first half of 1998, compared to net income of $7,793,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses, such as depreciation and amortization, of $98,547,000, and the combined net effect of other sources and uses of cash from operations, including resulting changes in accounts receivable, accounts payable, deferred income taxes, and other assets and liabilities, totaling $9,902,000.
Investing activities, which are primarily related to investments in equipment for lease, used $184,323,000 during the period. Financing activities generated $67,673,000 from $433,973,000 in new borrowings of recourse and nonrecourse debt and $552,000 from the Company's issuance of common stock upon exercise of options, reduced by $366,852,000 used to repay recourse and nonrecourse borrowings. In addition, exchange rate changes had the impact of reducing cash and cash equivalents during the period by $345,000. The net result of the above activity for the quarter ended June 30, 1998 was a decrease in cash and cash equivalents of $753,000.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse debt. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. The Company recently began issuing commercial paper, backed by a letter of credit and liquidity line of credit, to fund a portion of its borrowing requirements.

The Company's debt financing activities have historically provided approximately 85% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. The 10% to 15% balance of the purchase price (the Company's "equity" investment in equipment) has generally been financed by cash flow from the Company's operations, recourse debt, or common stock or convertible debt sold by the Company. In connection with its commercial paper financing, the Company has been able to borrow more than half of its equity investment at favorable debt rates.

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

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under short-term, revolving recourse facilities in the United States totaled $230,000,000 at June 30, 1998. A brief description of each of those facilities follows.

(1) $175,000,000 revolving facility syndicated with eleven banks, expiring October 1998. At June 30, 1998, $158,773,000, with a weighted average interest rate of 7.4% per annum, was outstanding under the facility. Borrowings bear an interest rate, at the Company's option, of the agent bank's prime rate (8.5% at June 30, 1998) or LIBOR (5.7% at June 30, 1998) plus 120 basis points.

(2) $15,000,000 revolving facility (none outstanding at June 30, 1998) with one bank, with borrowings available through June 1999, and repayments due 240 days after borrowing. Borrowings bear interest at LIBOR (5.7% at June 30, 1998) plus 150 basis points.

(3) $25,000,000 revolving facility ($18,500,000 outstanding at June 30,
1998) with one bank, expiring October 1998. Borrowings bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 95 basis points.

The Company also has a $15,000,000 revolving recourse facility ($9,182,000 outstanding at June 30, 1998), expiring October 1998, with one bank. Borrowings bear interest at the bank's prime rate (8.5% at June 30, 1998). The proceeds of borrowings under this line may be used only to fund certain accounts payable to two of the Company's vendors resulting from the purchase of equipment for lease to specified significant customers of the Company.

In November 1997, the Company's subsidiary in the United Kingdom entered into a revolving recourse line of credit with availability of approximately $50,000,000 (L30,000,000 British pounds) from a syndicate of three banks to provide short-term financing for leasing activities in Europe. The Company has guaranteed the subsidiary's obligations under the line. Borrowings under the facility may be made in a number of European currencies and bear interest at LIBOR ( . % at June 30, 1998) plus 145 basis points. There was approximately $37,794,000 outstanding under this facility at June 30, 1998. The line expires in November 1998.

The Company's Canadian subsidiary maintains a three-tiered recourse credit facility with a Canadian bank, with borrowing availability through August 1998, to provide short-term financing for leasing activities in Canada. The Company has guaranteed the subsidiary's obligations under the line. The first tier is an approximately $10,500,000 ($15,000,000 Canadian) revolving facility with repayments due 180 days after each borrowing. Borrowing under this facility bear interest, at the subsidiary's election, at the Canadian prime rate (6.5% at June 30, 1998) plus 25 basis points or Canadian dollar LIBOR ( 5.05% at June 30, 1998) plus 135 basis points. There was $10,195,000 outstanding under this facility with a weighted average interest rate of 6.53% at June 30, 1998.

The second tier is an approximately $4,200,000 ($6,000,000 Canadian) revolving facility with repayments due 90 days after each borrowing. Borrowing under this facility bear interest, at the subsidiary's election, at the Canadian prime rate ( 6.5% at June 30, 1998) plus 25 basis points or Canadian dollar LIBOR ( 5.05% at June 30, 1998) plus 135 basis points. There was $739,000 outstanding under this facility with a weighted average interest rate of 6.75% at June 30, 1998.

The third tier is an approximately $2,100,000 ($3,000,000 Canadian) revolving facility with repayments due 364 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate (6.5% at June 30, 1998) plus 150 basis points. There were no borrowings outstanding under this facility at June 30, 1998.

The Company maintains a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This revolving facility expires in March 1999, and borrowings under the facility bear interest at a rate of 125 to 200 basis points over average life treasuries at the time of borrowing. Through June 30, 1998, the Company has refinanced approximately $98,476,000 of borrowings under its other short-term facilities through this facility. At June 30, 1998, $24,239,000 was outstanding under this facility at a weighted average interest rate of 7.3%.

In January 1997, the Company's, through one of its wholly-owned subsidiaries in the United States, obtained long-term financing for the Company's leasing activities through a $50,000,000 commercial paper-backed conduit, nonrecourse line of credit provided by an affiliate of a money center bank. This is a revolving facility expiring in March 1999. Through June 30, 1998, the Company has financed approximately $103,693,000 of borrowings under this facility. At June 30, 1998, the Company had $41,513,000 outstanding under this facility, at a weighted average interest rate of 7.2%.

The Company's Canadian subsidiary maintains a revolving recourse line of credit of $10,500,000 ($15,000,000 Canadian) with a Canadian financial institution, with borrowing available through February 1999, to provide long-term financing for its leasing activities. The Company has guaranteed the subsidiary's obligations under the line. Borrowing under this facility bear interest, at the subsidiary's election, at Canadian prime rate (6.5% at June 30, 1998) plus 25 basis points or Canadian dollar LIBOR ( 5.05% at June 30,
1998) plus 135 basis points. There were no borrowings outstanding under this facility at June 30, 1998.

In June 1998, the Company completed its first commercial paper offering. The commercial paper is supported by a letter of credit issued by a money center bank. The letter of credit is backed by a $60,000,000 liquidity line of credit, with four banks, which expires in June 1999. The commercial paper is rated A-1 by Standard & Poors and P-1 by Moody's Investors Service. The Company may borrow the net present value of the periodic rental payments of the leases financed with the proceeds of the commercial paper, plus up to 7% of the Company's equity in the related equipment, the sum of which may not exceed 95% of the original cost of the equipment. At June 30, 1998, an aggregate of $25,390,000, with a weighted average interest rate of 5.6%, was outstanding under the issued commercial paper. The Company expects to roll over the outstanding commercial paper as it becomes due (generally from 30 to 90 days after issuance) at market rates for such debt.

In June 1998, the Company obtained a $25,000,000, 90-day revolving, recourse line of credit from a financial affiliate of a major investment bank. Borrowings under the line bear interest at the rate of one month LIBOR (5.7% at June 30, 1998), plus 1.25%, per annum. The Company's obligations under the line are secured by its interest in the residuals from a portfolio of leased equipment. The line was put into place to provide interim financing prior to the completion of a planned global securitization offering by the Company, to be managed by the investment bank, currently anticipated to close in the third quarter. Although no assurances can be given, if the securitization is not completed prior to the expiration of the line of credit, the Company expects to be able to extend the line of credit for up to an additional 90 days.

In June 1997, the Company, through one of its wholly-owned subsidiaries in the United States, financed a portion of its residual interest in a lease portfolio, pursuant to an arrangement accounted for as a sale, through an affiliate of a major life insurance company. The transaction generated gross proceeds of $8,500,000, a portion of which was used to repay certain subordinated debt of the Company owed to the same financing source. In June 1998, the Company financed its residual interest in a lease portfolio, pursuant to an arrangement accounted for as a sale, through a leasing affiliate of a money center bank. The transaction generated gross proceeds of $18,270,000, a portion of which was used to repay certain debt of the Company owed to the same financing source.

Occasionally, the Company will obtain long-term financing for individual significant lease transactions at the time, or shortly after, it purchases the related equipment. An aggregate of $112,144,000 ($13,666,000 of which is recourse), with a weighted average interest rate of 7.4% per annum, remained outstanding under all such arrangements as of June 30, 1998.

Historically, debt financing for all or a portion of the Company's "equity" investment in equipment purchased for lease to others has not been readily available in the marketplace and, when available, often required an interest rate materially higher than is required by the Company's conventional debt financing. As described above, the Company's recently closed commercial paper facility will allow it to borrow in excess of one-half of the equity with respect to equipment subject to leases financed under the facility at commercial paper rates. Although the Company expects that the credit quality of its lessees and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will continue to be available, at favorable terms or at all.

The agreements for most of the facilities described above contain covenants regarding leverage, interest coverage, minimum net worth and profitability and a limitation on the payment of dividends.

Borrowings under the above-described facilities or transactions are generally secured by the lease receivables financed under such arrangements and the related equipment. Payments under the Company's borrowings and the maturities of its long-term borrowings, other than with respect to its equity investment, are typically structured to match the payments due under the leases securing the borrowings.

The Company's current lines of credit, if renewed or replaced and expanded, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and nonrecourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flow from operations are expected to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace, and expand, its existing and recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions. However, no assurances can be given as to the rates that the Company may be required to pay under any of such financing arrangements.


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

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, as a result of sales by the Company of equipment it leases to its customers. Such sales of equipment, which are an ordinary but not predictable part of the Company's business, will have the effect of increasing revenues, and, to the extent sales proceeds exceed net book value, net income, during the quarter in which LEASING SOLUTIONS, INC. AND SUBSIDIARIES the sale occurs. Furthermore, any such sale may result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company will not receive lease revenue from the sold equipment in those quarters.

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

At the inception of each operating lease, the Company estimates a residual value for the leased equipment based on guidelines established by the Company's Investment Committee. However, as is typical of information processing and communications equipment, the equipment owned and leased by the Company is subject to rapid technological obsolescence. Furthermore, decreases in manufacturers' prices of equipment, such as those experienced recently with respect to desktop and laptop computers, may adversely affect the market value of such equipment, and thus its residual value. While the Company's experience generally has resulted in aggregate realized residual values for equipment in excess of the initial estimated residual values for such equipment, a decrease in the market value of such equipment at a rate greater than expected by the Company, whether due to rapid technological obsolescence, price decreases or other factors, would adversely affect the residual values of such equipment. In addition, over the last five years, the Company has entered into several new vendor programs and arrangements that have produced substantial lease volume. The Company estimates that during this period, desktop and laptop computers represented approximately 85% of its Dollar Volume. The initial lease terms of the leases to which most of such equipment is subject have not yet expired and, as a result, the Company does not yet have substantial remarketing experience and accumulated historical data with respect to such equipment. Additionally, the desktop and laptop computer equipment purchased as a result of such new programs and arrangements is a different type of information processing and communications equipment than equipment for which the Company has significant remarketing experience and accumulated historical data. Therefore, the company's historical experience in estimating residual values may not be applicable to such desktop and laptop computers, and the Company's historical remarketing experience is not necessarily indicative of future performance.

The Company obtains the maximum residual value on its equipment by remarketing it "in-place" to its end-user customer, whether by extension of the lease term, month-to-month extensions or sale. To date, the Company has been relatively successful in its ability to remarket equipment in-place. However, the recent decreases in prices for desktop and laptop computers may have the effect of creating an incentive for an end-user to replace the Company's equipment, rather than to extend an existing lease, even if the end user is offered a substantially lower rental rate. In the event desktop or laptop computers are returned to the Company at the end of the lease term, the Company's potential residual recovery from such equipment will be substantially reduced. No assurances can be given that a substantial amount of the equipment leased by the Company will be remarketed in-place. Accordingly, there can be no assurances that the Company's estimated residual values for equipment will be achieved. If the Company's estimated residual values with respect to any type of equipment are reduced or not realized in the future, the Company may not recover its investment in such equipment and, as a result, its operating results, cash flows and financial condition could be materially adversely affected.

Dependence on Availability of Financing. The operating lease business on which the Company focuses is a capital intensive business. The typical operating lease transaction requires a cash investment by the Company of 10% to 15% of the original equipment cost, commonly known in the equipment leasing industry as an "equity" investment. The Company's equity investment typically has been financed with either recourse borrowings, the net proceeds of the sale of debt or equity securities or internally generated funds. The balance of the equipment cost typically has been financed with the proceeds of long-term, nonrecourse debt. In addition, the Company typically finances the acquisition of equipment for lease through short-term, "warehouse" lines of credit prior to obtaining long-term, permanent financing for the equipment. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its growth is dependent, in part, on its ability to obtain recourse and nonrecourse debt capital, both short-term and long-term, and to raise additional debt or equity capital to meet its equity investment requirements in the future. Although, to date, the Company has been able to obtain the recourse and nonrecourse borrowing, and raise the other capital, it requires to finance its business, no assurances can be given that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. In particular, any material failure of the Company to achieve its residual value estimates through the remarketing of equipment would adversely affect its ability to finance its equity investment. If the Company were unable to obtain any portion of its required financing on favorable terms, the Company would be required to reduce its leasing activity, which would have a material adverse effect on the Company's results of operations and financial condition. See "MD&A Liquidity and Capital Resources."

Interest Rate Risk. The Company's equipment leases are structured on a fixed periodic (i.e., monthly or quarterly) rental basis. Prior to obtaining long-term financing for its leases and the related equipment, the Company typically finances the purchase of those assets through short-term, "warehouse" lines of credit which bear interest at variable rates. The Company is exposed to interest rate risk on leases financed through its warehouse facilities to the extent interest rates increase between the time the leases are initially financed and the time they are permanently financed. Increases in interest rates during this period could narrow or eliminate the spread, or result in a negative spread, between the effective interest rate the Company realizes under its leases and the interest rate that the Company pays under its warehouse facilities or, more importantly, under the borrowings used to provide long-term financing for such leases. To provide the opportunity, as necessary, to protect the Company against this risk, the Company's Board of Directors has approved a hedging strategy and, as appropriate, the Company will hedge against such interest rate risk. To date, the Company has not engaged in any such hedges. There can be no assurance, however, that the Company's hedging strategy or techniques will be effective; that the profitability of the Company will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits. See "MD&A Liquidity and Capital Resources."

        Dependence on Major Customers. The Company has two customers, Ernst & Young and Xerox, which accounted for 19% and 11%, respectively, of 1997 revenues. In addition, Ernst & Young and Northern Telecom represented 19% and 15%, respectively, of the Company's Dollar Volume in 1997 and 20% and 9%, respectively, of the Company's net book value at December 31, 1997. The Company's outstanding lease agreements with Ernst & Young and Northern Telecom expire over the next three years. Most of the leases, by Dollar volume of related equipment, with Xerox expired by June 30, 1998 or will expire in the near future. In the event that Ernst & Young or Northern Telecom, or any of the Company"s other major customers, ceases to lease additional equipment or materially reduces the amount of equipment it leases from the Company in the future, or determines to return to the Company a material amount of the equipment it has leased at the expiration of the term of the respective lease, the Company"s operating results and financial condition could be materially adversely affected.

Management of Growth. In the past five years, the Company has financed a significantly greater number of leases than it had in the prior seven years of its existence. As a result of this rapid growth, the Company's investment in leases grew from $125 million at December 31, 1994 to $598 million at June 30, 1998. In light of this growth, the historical performance of the Company's lease portfolio may be of limited relevance in predicting future lease portfolio performance. Any credit or other problems associated with the large number of leases financed in recent years will not become apparent until sometime in the future.

In order to support the anticipated growth of its business, the Company has added a substantial number of new personnel since the beginning of 1995 and expects to add a substantial number of additional personnel during the remainder of 1998. In the process of implementing its expansion goals (see "Global Expansion" and "Small Ticket Operations", below), the Company has acquired three separate leasing operations, with an aggregate of approximately 90 employees, and their own software systems. The Company is absorbing, and will continue to absorb in the future, the effects of additional personnel costs and the implementation and integration of new software systems necessary to manage such growth. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees and on the ability of its officers and key employees to continue to implement and improve its operational and financial control systems and to train and manage its employees. The Company's inability to manage growth effectively, should it occur, or to attract and retain the personnel it requires, could have a material adverse effect on the Company's results of operations.

Global Expansion. In April 1996, the Company expanded its lease financing activities to Western Europe by acquiring a small independent leasing company in the United Kingdom. It now has sales offices, and leasing activities, in Germany, France, Belgium and the Netherlands, and the ability to finance leases for equipment in Italy Spain and Finland. In April 1997, the Company acquired the lease portfolio and operations of a Canadian leasing company, with lease operations similar to the Company's operations, and now conducts business throughout Canada. In July 1998, the Company acquired a Canadian company, with operations thoughout Canada, in the so-called "small-ticket" leasing business (see "Small Ticket Operations").

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

Competition. The information processing and communications equipment leasing business is characterized by significant competition. The Company competes with leasing companies, both captive and independent, commercial banks and other financial institutions with respect to opportunities to provide lease financing to end-user customers and to provide vendor programs to manufacturers and distributors of such equipment. A substantial number of the Company's competitors are significantly larger, and have substantially greater resources, than the Company. The Company's relatively limited amount of capital places it at a disadvantage in relation to its larger competitors, particularly in connection with financing lease transactions involving large dollar volumes of equipment where the cost of the equipment substantially exceeds the amount of debt available for such financings. See "Business Competition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The Company has recently commenced a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a material adverse effect on the Company or its operations. It is too early for the Company to be able to predict whether such software or systems of such parties may have such effect. As part of this review, the Company will attempt to obtain assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interface with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain such assurances from each of such parties or that it will be able to obtain the information from such parties necessary for the Company to determine whether it may be materially adversely affected by the software or systems of such parties.

        The Company will maintain an ongoing effort to recognize and evaluate potential exposures relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. At present, the Company cannot adequately estimate the total cost to it of recognizing, evaluating and addressing any such exposures.

Small Ticket Operations

      In July 1998, the Company acquired a Canadian company engaged in so-called "small ticket" lease financing. The acquired company specializes in high volume origination, processing and administration of lease transactions, typically involving under $20,000 of equipment, to small businesses. Although no assurances can be given, the Company hopes to expand the existing "small ticket" operations in Canada and ultimately provide a "small ticket" leasing capability to its U.S. customers. The acquired Canadian company has been profitable and has an experienced management team, each of which has agreed to remain with the business for at least a year. However, the Company's management team has had limited experience in managing a high volume, people intensive small ticket operation with its relatively lower credit profile lessees. In addition, there can be no assurances that the Company will be able to expand those operations in Canada or begin providing small ticket financing capabilities in the U.S. without exacerbating the potential problems it faces in managing the growth of its overall business, including its historic lease financing activities, and increasing the resultant risks (see "Management of Growth", above). If the operations of the acquired company or the anticipated expansion of the Company's small-ticket activities are not well managed, the Company could suffer losses from its small-ticket operations, which could have a material adverse affect on the results of operations and financial condition of the Company.

Recent Accounting Pronouncements

      In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and six month periods ended June 30, 1998, comprehensive income was $3,905,000 and $7,963,000, respectively, compared to $3,056,000 and $5,368,000, respectively, for the comparable periods in 1997. The difference between net income and comprehensive income primarily arises due to changes in accumulated translation adjustment.

        In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. SFAS 131 will be effective for the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

     This report includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, without limitation, with respect to demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing to support its global expansion and activities, risks and uncertainties of doing business in Europe and Canada and other foreign countries, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to enter into new strategic relationships and extend existing strategic relationships, the performance of the Company's strategic partners, and the ability of the Company to manage its growth, particularly relating to its global expansion and expansion into small-ticket leasing, are forward-looking statements. These statements are based on certain assumptions and, in certain cases, analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks or uncertainties, including the risk factors described above under "Factors That May Affect Future Operating Results", general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors and existing shareholders are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in forward-looking statements.



LEASING SOLUTIONS, INC. AND SUBSIDIARIES

PART II.  Other Information


Item 1.         Legal Proceedings
                None

Item 2.         Changes in Securities
                None

Item 3.         Defaults Under Senior Securities
                None

Item 4.  Submission of Matters to a Vote of Security Holders

  (A)  The Company's Annual Meeting of Shareholders was held on May 21, 1998.

  (B)  See (c) 1 below
       The Company has no other Directors

  (C) At the 1998 Annual Meeting, the shareholders took the following actions:

1. Elected five directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified; and

   In the election of directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated April 9, 1998. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office.

                           Votes Cast    Votes
    Name of Nominee        For Election Withheld
    ---------------------- ----------- ----------
    Hal J Krauter           7,371,718    424,682
    Louis R. Adimare        7,371,718    424,682
    George L. Bragg         7,371,718    424,682
    James C. Castle         7,371,718    424,682
    Peter K. Nevitt         7,370,118    426,282

2. Approved an amendment to the 1995 Stock Option and Incentive Plan, increasing the total number of shares of Common Stock reserved for issuance therunder by 600,000 shares, based on the following vote:

                                         Votes
        For       Against  Abstentions  Withheld
    ----------- ---------- ----------- ----------
     5,044,510  1,292,016      24,828  1,435,829

3. Approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 60,000,000, based on the following vote:

                                         Votes
        For       Against  Abstentions  Withheld
    ----------- ---------- ----------- ----------
     5,688,112  2,083,553      24,735          0

4. Approved a change in the state of incorporation of the Company from California to Delaware, based on the following vote:

                                         Votes
        For       Against  Abstentions  Withheld
    ----------- ---------- ----------- ----------
     4,400,690  1,935,053      24,828  1,435,829

  (D)  Not Applicable

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

 Exhibit
   No.                                  Document
---------  -------------------------------------------------------------------
    3.11   Certificate of Amendment of Articles of Incorporation

      27   Financial Data Schedule





LEASING SOLUTIONS, INC. AND SUBSIDIARIES


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                LEASING SOLUTIONS, INC.


                                By:     /s/ Hal J Krauter
                                        Hal J Krauter
                                        President and Chief Executive Officer



                                By:     /s/ Steven L. Yeffa
                                        Steven L. Yeffa
                                        Executive Vice President and Chief
                                         Financial Officer
                                        (Principal Financial Officer)





DATE:   August 14, 1998