Form 10-Q
period 1998-09-30
LEASING SOLUTIONS INC
filed 1998-11-24
CIK 803443

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

The number of shares of Registrant's common stock outstanding at November 13, 1998 was 8,141,361 shares.

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES




Part I.    Financial Information

  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets
          September 30, 1998 and December 31, 1997

          Consolidated Condensed Income Statements
          Three and nine month periods ended September 30, 1998 and 1997

          Consolidated Condensed Statements of Cash Flows
          Nine month periods ended September 30, 1998 and 1997

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

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)

                                                     September 30, December 31,
                                                        1998         1997
                                                      -----------  -----------
                                                      (unaudited)
                          ASSETS
Cash and cash equivalents...........................     $45,854      $16,569
Accounts receivable.................................      19,247       16,318
Investment in direct finance leases-net.............      91,452       24,269
Investment in operating leases-net..................     593,076      527,025
Property and equipment-net..........................       4,660        3,545
Goodwill............................................      14,890        2,072
Other assets........................................      24,042        6,933
                                                      -----------  -----------
   TOTAL ASSETS.....................................    $793,221     $596,731
                                                      ===========  ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable-equipment purchases................     $29,483      $17,143
Accrued and other liabilities.......................      27,612       17,605
Recourse debt.......................................     319,986      269,591
Nonrecourse debt....................................     321,513      202,259
Deferred income taxes...............................      15,301       13,546
                                                      -----------  -----------
   TOTAL LIABILITIES................................     713,895      520,144
                                                      -----------  -----------
SHAREHOLDERS' EQUITY
Common stock, authorized 20,000,000 shares; shares
   outstanding:  8,141,361 and 8,181,800............      38,846       38,625
Retained earnings...................................      40,650       37,852
Accumulated translation adjustment..................        (170)         110
                                                      -----------  -----------
   TOTAL SHAREHOLDERS' EQUITY.......................      79,326       76,587
                                                      -----------  -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......    $793,221     $596,731
                                                      ===========  ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED INCOME STATEMENTS
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                        ------------------- -------------------
                                          1998      1997      1998      1997
                                        --------- --------- --------- ---------
REVENUES:
   Operating lease revenue.............  $75,632   $57,365  $215,526  $154,744
   Earned lease income.................    2,440     1,024     3,423     2,466
   Other...............................     (733)       67     1,468     4,072
                                        --------- --------- --------- ---------
       TOTAL REVENUES..................   77,339    58,456   220,417   161,282
                                        --------- --------- --------- ---------

COSTS AND EXPENSES:
   Depreciation - operating leases.....   57,429    38,803   155,026   109,365
   Selling, general and administrative.    6,288     4,998    17,436    13,415
   Interest............................   11,018     8,210    30,183    21,851
   Other...............................    7,427       455     9,177     1,164
                                        --------- --------- --------- ---------
       TOTAL COSTS AND EXPENSES........   82,162    52,466   211,822   145,795
                                        --------- --------- --------- ---------

INCOME (LOSS) BEFORE INCOME TAXES......   (4,823)    5,990     8,595    15,487
PROVISION FOR INCOME TAXES.............   (1,933)    2,505     3,693     6,484
                                        --------- --------- --------- ---------
NET INCOME (LOSS)......................  ($2,890)   $3,485    $4,902    $9,003
                                        ========= ========= ========= =========

NET (LOSS) INCOME PER COMMON SHARE ....   ($0.35)    $0.43     $0.60     $1.10
                                        ========= ========= ========= =========
NET INCOME (LOSS) PER COMMON
   SHARE - ASSUMING DILUTION...........   ($0.35)    $0.41     $0.57     $1.09
                                        ========= ========= ========= =========

WEIGHTED AVERAGE COMMON SHARES.........    8,245     8,162     8,219     8,181
                                        ========= ========= ========= =========
WEIGHTED AVERAGE COMMON
   AND EQUIVALENT SHARES...............    8,245    10,426     8,596    10,493
                                        ========= ========= ========= =========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   LEASING SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                             Three Months Ended
                                                                September 30,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................  $195,928   $90,653
                                                            --------- ---------
INVESTING ACTIVITIES:
 Cost of equipment acquired for lease.....................  (275,965) (166,549)
 Cash received on disposition of equipment................    16,103      --
 Cash received over revenue recognized on leases..........      (623)   38,483
 Cash paid for acquisition, net of cash received..........   (12,899)   (8,898)
 Property and equipment purchases.........................    (1,258)     (775)
                                                            --------- ---------
 Net cash used for investing activities...................  (274,642) (137,739)
                                                            --------- ---------
FINANCING ACTIVITIES:
 Borrowings:
   Nonrecourse............................................   194,094   104,007
   Recourse...............................................   620,986   198,522
 Repayments:
   Nonrecourse............................................  (130,795)  (72,377)
   Recourse...............................................  (573,816) (170,183)
 Issuance of common stock.................................       772       650
 Purchase of outstanding common stock.....................    (2,656)   (1,263)
                                                            --------- ---------
 Net cash provided by financing activities................   108,585    59,356
                                                            --------- ---------
IMPACT OF EXCHANGE RATE
 CHANGES ON CASH..........................................      (585)     (150)
                                                            --------- ---------
INCREASE IN CASH AND CASH EQUIVALENTS.....................    29,286    12,120
CASH AND CASH EQUIVALENTS:
 Beginning of period......................................    16,569     6,888
                                                            --------- ---------
 End of period............................................   $45,855   $19,008
                                                            ========= =========

     See accompanying Notes to Consolidated Condensed Financial Statements

                  LEASING SOLUTIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.      CASH AND CASH EQUIVALENTS
Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less. At September 30, 1998 and December 31, 1997, $7,051,000 and $3,964,000, respectively, of such amount was restricted solely for repayment of the debt securities of Leasing Solutions Receivables II, Inc., Leasing Solutions Receivables III, Inc. and Leasing Solutions Receivables IV, Inc., the Company's wholly-owned subsidiaries, issued in private placements in 1998 and 1997, and as collateral therefor, and was not available to other creditors or for other uses.























3.  INVESTMENT IN LEASES
    The components of the net investment in direct finance leases and in operating leases as of September 30, 1998, and December 31, 1997, are shown below (in thousands):

                                             September 30, December 31,
                                                1998          1997
                                             -----------   ----------
  Direct finance leases:
   Minimum lease payments receivable.........   $96,687      $22,857
   Estimated unguaranteed residual values....     9,435        4,345
   Initial direct costs - net................        75           33
   Unearned lease income                        (14,745)      (2,966)
                                             -----------   ----------
  Investment in direct finance leases - net..   $91,452      $24,269
                                             ===========   ==========

  Operating leases:
   Equipment under operating leases..........  $948,872     $783,784
   Initial direct costs - net................     8,312        7,540
   Accumulated depreciation..................  (363,847)    (264,071)
   Allowance for doubtful accounts...........      (261)        (228)
                                             -----------   ----------
  Investment in operating leases - net.......  $593,076     $527,025
                                             ===========   ==========

  Most of the increase in investment in leases was financed with nonrecourse and recourse debt.

4.      ACQUISITIONS
        In April 1997, the Company acquired substantially all of the assets, including lease portfolio and related equipment, of Scott Capital, a Canadian company engaged primarily in leasing personal computers. The net purchase price was $8,898,000 in cash. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $34,836,000, assumed recourse and nonrecourse debt of $28,258,000, and recorded goodwill of $2,320,000. The transaction was accounted for as a purchase. In addition, the Company assumed the office leases of the seller and hired its 19 employees. The results of the Canadian operation have been included in the Company's operations from April 1997, the month of acquisition.

        In July 1998, the Company acquired substantially all of the stock of Bayshore Leasing ("Bayshore"), a Canadian company specializing in the origination, processing and administration of transactions with respect to equipment with an original purchase price typically under $20,000 (Cdn.). The purchase price was approximately $16,400,000, $14,000,000 of which was paid in cash at closing with the proceeds of a borrowing from a money center bank. The loan matures in October 2002, bears interest, at the election of the Company, at the Bank's prime rate (8.5% at September 30, 1998), or LIBOR (5.3% at September 30, 1998) plus 200 basis points, with interest payable monthly, and requires principal payments of 16 equal quarterly instalments of $875,000, beginning in January 1999. The balance of the purchase price was represented by promissory notes of the Company due in June 1999. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $67,469,000, assumed recourse and nonrecourse debt of $64,283,000, and recorded goodwill of $13,214,000. The transaction was accounted for as a purchase. In addition, the office leases of the Bayshore remained in place and Bayshore retained its 51 employees.

5.      NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the fourth quarter of fiscal 1997, and earnings per share (EPS) data for the quarter and nine month periods ended September 30, 1997 have been restated to conform with SFAS 128. The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                      ------------------- -------------------
                                        1998      1997      1998      1997
                                      --------- --------- --------- ---------
Numerator - net income (loss)
 available  to common shareholders...  ($2,890)   $3,485    $4,902    $9,003
Effect of dilutive securities  -
 convertible debt (net of tax).......      --        828       --      2,484
                                      --------- --------- --------- ---------
                                       ($2,890)   $4,313    $4,902   $11,487
                                      ========= ========= ========= =========
Denominator for basic net income
 per share - weighted average
 shares outstanding..................    8,245     8,162     8,219     8,181
Effect of dilutive securities:
 employee stock options..............      --        205       377       253
 convertible debt....................      --      2,059       --      2,059
                                      --------- --------- --------- ---------
Denominator for diluted net income
 per share - adjusted weighted
 average shares outstanding and
 assumed conversion of dilutive
 securities...,......................    8,245    10,426     8,596    10,493
                                      ========= ========= ========= =========

Net income (loss) per share - basic..   ($0.35)    $0.43     $0.60     $1.10
                                      ========= ========= ========= =========
Net income (loss) per share -
 diluted..............................  ($0.35)    $0.41     $0.57     $1.09
                                      ========= ========= ========= =========

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and nine month periods ended September 30, 1998, comprehensive income (loss) was $(3,340,000) and $4,622,000, respectively, compared to $3,185,000 and $8,553,000, respectively, for the comparable periods in 1997. The difference between net income and comprehensive income arises due to changes in accumulated translation adjustment.

In June 1997, the Financial Accounting Standards Board adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. SFAS 131 will be effective for the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

6.      RECLASSIFICATIONS
Certain amounts in prior periods have been reclassified to conform to the current period presentation.

7.      LEGAL MATTERS
On November 11, 1998, the Company was served with a Complaint filed as a class action in United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934.
The class action was commenced on behalf of persons who purchased the common stock of the Company during the period between July 23, 1998 and November 9, 1998, inclusive. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The action is in its very early stages, and the Company has not yet begun the evaluation of the allegations and claims made in the Complaint. The Company has not yet answered or otherwise responded to the Complaint.

On November 23, 1998, the Company was served with a complaint filed as a class action in the United States District Court for the Northern District of California on behalf of persons who purchased the Company's 6.875% convertible notes due 2003 during the period between July 23, 1998 and November 9, 1998, inclusive. The Complaint alleges violation of the Securities Exchange Act of 1934. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The action is in its very early stages, and the Company has not yet begun the evaluation of the allegations and claims made in the Complaint. The Company has not yet answered or otherwise responded to the Complaint.

8.      BORROWING FACILITIES

The Company is presently in breach of certain obligations under certain of its borrowing facilities, although no events of default have been declared, and no notice of acceleration has been given the Company, by the lenders. Management is actively engaged in discussions with the lenders and has proposed arrangements to resolve the breaches. See "Status of Debt Financing Arrangements" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, Item 2 hereof, for a further description of the breaches.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998.

Results of Operations

Total revenues increased $18,883,000, or 32%, to $77,339,000, and $59,135,000,
or 37%, to $220,417,000, for the three and nine month periods ended September 30, 1998, respectively, compared with the corresponding prior year periods. The increase in total revenues is primarily due to an increase in operating lease revenues and is offset, in part, by losses on sales of equipment that was previously on lease. Operating lease revenue increased $18,365,000, or 32%, to $75,632,000, and $61,272,000, or 40%, to $215,917,000 for the three and nine months ended September 30, 1998, respectively, compared with $57,267,000 and $154,645,000, respectively, for the same periods one year ago. The increase in operating lease revenue in the third quarter and first nine months of 1998 reflects a higher average investment in operating leases, resulting from increases in operating leases originated by the Company in the United States, Europe and Canada, compared to the same period in 1997.

Earned lease income increased $1,416,000, or 138%, to $2,440,000, and $957,000, or 39%, to $3,423,000 for the three and nine month periods ended September 30, 1998, respectively, compared with $1,024,000 and $2,466,000, respectively, for the comparable periods in 1997. The increases in earned lease income are primarily the result of the Company's acquisition of Bayshore Leasing in the third quarter of 1998 (see footnote 4 - "ACQUISITIONS" in the accompanying financial statements). Bayshore Leasing specializes in financing equipment with an acquisition cost of less than $20,000 (cdn), predominantly on terms that qualify for treatment as direct finance leases.

The increases in revenue noted above were partially offset by a decrease in other income. For the third quarter of 1998, the Company recorded a loss of $733,000, primarily related to losses on sale of equipment previously on lease. This result compared to other income of $165,000 for the same quarter in 1997. Other income for the first nine months of 1998 decreased $3,094,000 or 74%, to $1,077,000 from $4,171,000 for the same period in 1997. The decrease in other income for the nine month period was primarily the result of a decrease in gains on sales of equipment on leases, together with the third quarter loss on sale of such equipment noted above.

Depreciation expense for operating leases increased $18,626,000, or 48%, to $57,429,000 and $45,661,000, or 47%, to $155,026,000 for the three and nine month periods ended September 30, 1998, respectively, compared with $38,803,000 and $109,365,000, respectively, in the same periods one year ago. The increases are primarily due to increases in the operating lease base, resulting from increases in operating leases originated by the Company in the United States, Canada and Europe over the past year or acquired as part of the Canadian acquisition described above.

Selling, general and administrative expenses increased $1,290,000, or 26%, to $6,288,000 and $4,021,000, or 30%, to $17,436,000 for the three and nine month periods ended September 30, 1998, respectively, compared with $4,998,000 and $13,415,000, respectively, for the comparable periods in 1997. The increase is primarily attributable to increased compensation and benefit costs associated with an increase in the number of employees, as a result of the acquisitions described above, expansion of the Company's European operations and continued growth in the United States. In addition, selling, general and administrative expenses for the quarter and nine months ended September 30, 1998, included increases in travel expenses and occupancy, fixed asset depreciation and telecommunication costs when compared to the same period of 1997. Generally, these increases are attributable to expansion of the Company's international operations, as well as efforts resulting in the continued growth of the operating lease portfolio in the United States.

Interest expense increased $2,808,000, or 34%, to $11,018,000 and $8,332,000, or 38%, to $30,183,000 for the three and nine month periods ended September 30, 1998, respectively, compared with $8,210,000 and $21,851,000, respectively, for the corresponding periods in 1997. The increase is primarily due to higher average recourse and nonrecourse debt outstanding, which resulted from additional borrowings to fund the growth in the Company's lease portfolio, offset, in part, by a decrease in the Company's average borrowing rate.

Other expenses for the quarter ended September 30, 1998 increased $6,972,000 to $7,427,000 from $455,000 for the same quarter in 1997. For the nine month period ended September 30, 1998, other expenses increased $8,013,000 to $9,177,000 from $1,164,000 for same period last year. The increase in other expenses for both the quarter and nine month period ended September 30, 1998 is primarily due to provisions of approximately $6,300,000 with respect to the revaluation of equipment that had previously been leased, and to provide an impairment reserve for a specific exposure related to an installment buyout of equipment by one customer, in the third quarter of 1998. As a result of the charges recorded in the third quarter of 1998, the Company has adjusted its estimates of residual values with respect to equipment on short-term (less than 30 months) leases which will result in higher depreciation charges in future periods.

The provision (credit) for income taxes was $(1,933,000) and $3,693,000 for the three and nine month periods ended September 30, 1998, respectively, representing decreases of $4,438,000, or 177%, and $2,791,000, or 43%, respectively, from $2,505,000 and $6,484,000, respectively, for the comparable periods in 1997. The decrease is primarily attributable to a corresponding decrease in pre-tax income in the third quarter and nine months ended September 30, 1998, compared to the same periods one year earlier. In addition, the Company's effective tax rate increased to 43% for the nine month period ended September 30, 1998, from 42% for the same period in 1997.

The Company reported a net loss of $2,890,000, or $.35 per share, for the third quarter of 1998, compared to net income of $3,485,000, or $.41 per share, for the same period one year ago, representing a decrease of $6,375,000, or 183%. Net income decreased $4,101,000, or 46%, to $4,902,000, or $.57 per share, for the nine month period ended September 30, 1998, compared with $9,003,000, or $1.09 per share, for the corresponding period one year earlier.

Liquidity and Capital Resources

The Company generated cash flow from operations of $195,028,000 during the first nine months of 1998, compared to net income of $4,902,000 for the same period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses, such as depreciation and amortization, of $155,026,000, and the combined net effect of other sources and uses of cash from operations, including resulting changes in accounts receivable, accounts payable, deferred income taxes, and other assets and liabilities, totaling $36,000,000. Investing activities, which are primarily related to investments in equipment for lease, used $275,542,000 during the period. Financing activities generated $108,585,000 from $815,080,000 in new borrowings of recourse and nonrecourse debt and $772,000 from the Company's issuance of common stock upon exercise of options, reduced by $704,611,000 used to repay recourse and nonrecourse borrowings and $2,656,000 used to repurchase common stock. In addition, exchange rate changes had the impact of reducing cash and cash equivalents during the period by $586,000. The net result of the above activity for the quarter ended September 30, 1998 was an increase in cash and cash equivalents of $29,285,000.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse debt. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries.

The Company's debt financing activities have historically provided approximately 85% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. In the Company's European operations, the percentage is generally in the range of 80% to 85%. The 10% to 15% (15% to 20% in Europe) balance of the purchase price (the Company's "equity" investment in equipment) has generally been financed by cash flow from the Company's operations, recourse debt, or common stock or convertible debt sold by the Company. Historically, debt financing for all or a portion of the Company's "equity" investment in equipment purchased for lease to others has not been readily available in the marketplace and, when available, often required an interest rate materially higher than is required by the Company's conventional debt financing.

As has been the case historically, the Company's cash flow from operations will only be sufficient for the Company to finance a relatively small percentage of its projected equity investment requirements. As a result of the Company's loss for the quarter ended September 30, 1998, and the related adjustments to book values of certain of its equipment portfolios, no assurances can be given that the Company will be able to finance its projected equity investment requirements through recourse debt or the sale of common stock or convertible debt.
If the Company is unable to obtain its projected equity investment requirements through such sources or other sources, it will be forced to substantially curtail its lease financing activities, which may materially adversely affect its results of operations and financial condition. Although the Company may sell certain of its operations or other assets in order to finance its equity investment requirements through the end of 1999, no assurances can be given that any such sale or sales can be accomplished any earlier than the first quarter of 1999, or at all, or that, if accomplished, they will raise all of the Company's equity investment requirements for that period. Even if such borrowings are obtained, they are likely to involve relatively higher interest rates and fees than the Company has historically paid with respect to such borrowings. See "Status of Debt Financing Arrangements" below.

In October 1996, the Company closed a public debt offering for $71,875,000 of convertible subordinated notes. The notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven-year notes bear interest at a rate of 6.875% per annum and are convertible into Common Stock at a conversion price of $34.90. Interest is payable in April and October of each year.
Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the notes beginning in October 1999. This public debt offering and prior public offerings of the Company's Common Stock were made principally to raise "equity" for the Company's purchase of equipment for lease to its customers.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under short-term, revolving recourse facilities in the United States totaled $230,000,000 at September 30, 1998. A brief description of each of those facilities follows.

        (1) $175,000,000 revolving warehouse facility syndicated with eleven banks, expiring December 1998. At September 30, 1998, $75,312,000, with a weighted average interest rate of 6.9% per annum, was outstanding under the facility. Borrowings bear an interest rate, at the Company's option, of the agent bank's prime rate (8.5% at September 30, 1998) or LIBOR (5.3% at September 30, 1998) plus 120 basis points.

        (2) $15,000,000 revolving warehouse facility (none outstanding at September 30, 1998; $15,000,000 outstanding at November 15,
                1998) with three banks, with borrowings available through June 1999, and repayments due 240 days after borrowing. Borrowings bear interest at LIBOR (5.3% at September 30, 1998) plus 150 basis points.

        (3) $25,000,000 revolving facility ($24,800,000 outstanding at September 30, 1998) with three banks, expiring December 1998. Borrowings bear interest at the bank's prime rate (8.5% at September 30, 1998) plus 95 basis points.

The Company also has a $15,000,000 revolving recourse facility ($15,000,000 outstanding at September 30, 1998), which has expired, with one bank (the "Receivables Line"). Borrowings bear interest at the bank's prime rate (8.5% at September 30, 1998). The proceeds of borrowings under this line may be used only to fund certain accounts payable to two of the Company's vendors resulting from the purchase of equipment for lease to significant customers of the Company.

In November 1997, the Company's subsidiary in the United Kingdom entered into a revolving recourse line of credit with availability of approximately $50,000,000 (L30,000,000 British pounds) from a syndicate of three banks to provide short-term financing for leasing activities in Europe. The Company has guaranteed the subsidiary's obligations under the line. Borrowings under the facility may be made in a number of European currencies and bear interest at LIBOR ( 5.3 % at September 30,
1998) plus 145 basis points. There was approximately $49,192,000 outstanding under this facility at September 30, 1998. The line expires in December 1998.

The Company's Canadian operations maintain a three-tiered recourse credit facility with a Canadian bank, with borrowing availability through August 1999, to provide short-term financing for leasing activities in Canada. The Company has guaranteed the subsidiary's obligations under the line. The first tier is an approximately $10,500,000 ($15,000,000 Canadian) revolving facility with repayments due 180 days after each borrowing. Borrowings under this facility bear interest, at the borrower's election, at the Canadian prime rate (7.25% at September 30, 1998) plus 25 basis points or Canadian dollar LIBOR (5.43% at September 30, 1998) plus 135 basis points. There was $9,935,000 outstanding under this facility, with a weighted average interest rate of 6.96%, at September 30, 1998.

The second tier is an approximately $4,200,000 ($6,000,000 Canadian) revolving facility with repayments due 90 days after each borrowing. Borrowings under this facility bear interest, at the subsidiary's election, at the Canadian prime rate ( 7.25% at September 30, 1998) plus 25 basis points or Canadian dollar LIBOR ( 5.43% at September 30, 1998) plus 135 basis points. There was $2,929,000 outstanding under this facility, with a weighted average interest rate of 6.75%, at September 30, 1998.

The third tier is an approximately $2,100,000 ($3,000,000 Canadian) revolving facility with repayments due 364 days after each borrowing. Borrowing under this facility bear interest at the Canadian prime rate (7.25% at September 30, 1998) plus 150 basis points. There was $1,117,000 outstanding under this facility, with a weighted average interest rate of 8.75%, at September 30, 1998.

The Company maintains a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This revolving facility expires in March 1999, and borrowings under the facility bear interest at a rate of 125 to 200 basis points over average life treasuries at the time of borrowing. Through September 30, 1998, the Company has refinanced approximately $98,476,000 of borrowings under its other short-term facilities through this facility. At September 30, 1998, $20,001,000 was outstanding under this facility at a weighted average interest rate of 7.3%.

In January 1997, the Company's, through one of its wholly-owned subsidiaries in the United States, obtained long-term financing for the Company's leasing activities through a $50,000,000 commercial paper-backed conduit, nonrecourse line of credit provided by an affiliate of a money center bank. This is a revolving facility expiring in March 1999. Through September 30, 1998, the Company has financed approximately $103,693,000 of borrowings under this facility. At September 30, 1998, the Company had $31,612,000 outstanding under this facility, at a weighted average interest rate of 7.3%.

The Company's Canadian operations maintain a revolving recourse line of credit of $10,500,000 ($15,000,000 Canadian) with a Canadian financial institution, with borrowing available through February 1999, to provide long-term financing for its leasing activities. The Company has guaranteed the subsidiary's obligations under the line. Borrowing under this facility bear interest, at the borrower's election, at Canadian prime rate (6.5% at September 30, 1998) plus 25 basis points or Canadian dollar LIBOR ( 5.43% at September 30, 1998) plus 135 basis points. There were no borrowings outstanding under this facility at September 30, 1998.

In June 1998, the Company completed its first commercial paper offering. The commercial paper is supported by a letter of credit issued by a money center bank. The letter of credit is backed by a $60,000,000 liquidity line of credit, with four banks, which expires in June 1999 (the "CP Line"). The commercial paper is rated A-1 by Standard & Poors and P-1 by Moody's Investors Service. The Company may borrow the net present value of the periodic rental payments of the leases financed with the proceeds of the commercial paper, plus up to 7% of the Company's equity in the related equipment, the sum of which may not exceed 95% of the original cost of the equipment. At September 30, 1998, an aggregate of $27,483,000, with a weighted average interest rate of 5.6%, was outstanding under the issued commercial paper. Under the terms of the agreement, the Company may roll over the outstanding commercial paper as it becomes due (generally from 30 to 90 days after issuance) at market rates for such debt.

In June 1998, the Company obtained a $25,000,000, 90-day revolving, recourse line of credit from a financial affiliate of a major investment bank. Borrowings under the line bear interest at the rate of one month LIBOR (5.3% at September 30, 1998), plus 1.25%, per annum. The Company's obligations under the line are secured by its interest in the residuals from a portfolio of leased equipment. The line was put into place to provide interim financing prior to the completion of a planned securitization offering by the Company, to be managed by the investment bank. Although the portion of the proposed securitization related to the refinancing of the then existing debt on the portfolio of equipment and related leases securing the Company's obligations under the securitization was completed in late September 1998 (see description of this transaction below), the portion of such securitization intended to finance the Company's equity investment in such equipment and, in the process, the necessary funds to repay the $23,000,000 balance on this line of credit was not completed, principally due to then recent changes in the market for such debt, resulting in a substantial reduction in availability in such market. As a result, the expiration of such line has been extended until November 30, 1998.

In September 1998, the Company completed the private sale, through a wholly-owned subsidiary of the Company, of $123,000,000 of equipment asset-backed notes, a so-called "securitization." The weighted average interest rate on the three classes of notes issued in the transaction was 5.63%. The transaction was supported by a note insurance policy issued by a monoline insurer and was rated AAA by both Standard & Poors and Moody's Investor Services.

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

Occasionally, the Company will obtain long-term financing for individual significant lease transactions at the time, or shortly after, it purchases the related equipment. An aggregate of $146,864,000
($3,735,000 of which is recourse), with a weighted average interest rate of 7.1% per annum, remained outstanding under all such arrangements as of September 30, 1998.

See Note 4 of Notes to Consolidated Financial Statements, above, for a discussion of the Company's borrowings used to acquire Bayshore Leasing.

The agreements for most of the facilities described above contain covenants regarding leverage, interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. As a result of its loss in the quarter ended September 30, 1998, the Company was in breach of its profitability covenant under many of its borrowing agreements. However, the Company obtained a waiver of such breach from the requisite number of lenders under each of those agreements.

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


Status of Debt Financing Arrangements

The Company's principal warehouse lines of credit in the United States and in Europe, and two other substantial lines under which an aggregate principal amount of $48,000,000 is outstanding, expire between November 30, 1998 and December 31, 1998. If any one of these lines is not renewed and another line or lines is not substituted for the expired line, the Company will be obligated to immediately pay all amounts under that line. The Company cannot presently meet any such payment obligation and does not expect to be able to do so in the near future. If the Company fails to timely meet any such obligation, it will face the same risks of events of default and inability to finance its operations described below. Although the lenders under such lines have given no assurances that such lines will be renewed or the terms on which they would agree to any such renewal, the Company believes it is likely that it will reach an agreement with the lenders under each of such lines to extend the respective line; provided that extensions of each of the warehouse lines may involve reduced borrowing capacity under that line. However, the Company believes one or more of such lenders is likely to require amendments to the economic provisions of such lines that are less advantageous than the terms of the Company's current financings, thereby reducing the Company's future results. Furthermore, in order to obtain one or more of such extensions, certain of such lenders may require the Company to agree to sell a portion of its operations or other assets in order to pay down all or a portion of its obligations under such line.

The agent bank under the Company's principal warehouse line of credit in the United States is in the process of reviewing the collateral and the Company's compliance with the terms of the line and has informed the Company that it may not permit additional borrowings under the line until it has determined that the lenders under the line have the requisite amount of eligible collateral for the aggregate amount outstanding under the line and that the Company is in compliance with its other obligations under the line. The same bank is agent under the Company's European warehouse line, under which availability has been curtailed while the agent considers the Company's proposal to correct certain technical legal and business defects relating to the perfection of the lenders' security interests in the collateral for the line. If the agent does not permit it to borrow under the line, it is likely that the Company will not be able to timely meet its obligations under certain of its other borrowing arrangements, even if it were to curtail its operations, thus putting the Company in default under those lines.

The Company recently determined that it was in breach of covenants under its $15,000,000 Receivables Line. The Company informed the lender of the circumstances causing such breach and proposed to the lender an arrangement pursuant to which the lender would be given substitute collateral for the Company's obligations under the line, in return for the lender agreeing to permit the Company to repay a material portion of the outstanding amount under the line over a several month period. The lender has agreed to forebear, until December 4, 1998, from treating the breaches as a default under the line. The lender has stated that it will examine the proposed substitute collateral and consider the other terms of the Company's proposed arrangement, without giving any assurances that it will agree to the Company's proposed terms or not treat the breaches as a default on December 4, 1998, when the forbearance expires. Although the Company believes it is likely that it will be able to reach an agreement with the lender so as to avoid an event of default under the line, if it does not reach such agreement by December 4th, and an event of default occurs under the line and the Company's obligations under the line are accelerated, an event of default under virtually all of the Company's significant lines of credit and other borrowings will be deemed to have occurred. Such an occurrence would prevent the Company, unless it obtains a waiver of each of such event of defaults (with respect to which it can give no assurances), from being able to continue to borrow the funds necessary to finance its operations. See "Factors That May Affect Future Operating Results - Dependence on Availability of Financing."

On November 20, 1998, the Company had insufficient funds, in the aggregate amount of approximately $2,300,000, to be able to make full payments of amounts due on one of its lines of credit, the CP line, and on two of its other borrowings. The failure to make an aggregate of approximately $1,300,000 of the payments on such borrowings will not become an event of default unless the payments are not made by November 30, 1998, at the earliest. The failure to make the other payment on the line of credit constitutes an event of default under that line. Although no assurances can be given, the Company expects to cure this event of default in the near future by either paying to the lenders the approximately $1,000,000 short-fall under the borrowing base for the line or adding leases to the borrowing base with an aggregate value of at least $1,000,000. The Company also has a short-fall of approximately $4,600,000 on the borrowing base under its principal United States warehouse line, but believes it presently has a combination of available cash and additional eligible leases to include in the borrowing base in order to bring the Company back into compliance under the line. As noted above, if an event of default occurs under any of these lines and the line is accelerated, an event of default under all of the Company's significant lines of credit and other borrowings will be deemed to have occurred. The Company has not received a notice of acceleration under any of the above-described lines.

In addition to the issue of availability under its principal warehouse line, the Company is in immediate need of additional debt financing for its operations, in substantial part due to the growth of its business, particularly in Europe. Two of the Company's lenders have expressed a preliminary willingness to provide such financing and are in the process of engaging in the diligence necessary to be able to provide such financing. Although the Company believes that the financing request to such sources, aggregating less than $10,000,000, is likely to provide sufficient cash for the Company to fund its existing operations for at least 90 days without having to curtail any of those operations, no assurances can be given that such financing will be provided on a timely basis or in the aggregate amounts required, or at all. If such financing is not provided on a timely basis at or near the aggregate amount requested, it is likely that the Company will not be able to timely meet certain of its obligations under certain of its borrowing arrangements, even if it were to curtail its operations, thus putting the Company in default under those lines. If such financing is provided, the Company believes it is likely to include less advantageous terms than the terms of the Company's current financings, thereby reducing the Company's future results.

Subject to the uncertainties discussed above, the Company believes it will have adequate cash flow from operations and existing and prospective collateral, in the form of lease payments on the leases in its portfolio and residuals from the equipment subject to such leases, to support additional financing sufficient for it to meet its obligations under its existing and such additional financing arrangements. The Company is in the process of providing information concerning its cash flow and existing and prospective collateral which it believes should be adequate to give its lenders a reasonable level of comfort with respect to the Company's ability to meet those obligations. Accordingly, if the Company's lenders continue to finance its short-term cash requirements, the Company believes it will be able to avoid defaulting on its borrowing obligations and curtailing its operations, thus giving it time to sell such of its operations or other assets, or engage in other strategic transactions, as may be necessary to fund its longer term financing requirements.


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

Factors That May Affect Future Operating Results

        Reductions in Residual Values. The Company has historically emphasized operating leases with a term of 24 to 36 months, rather than direct finance leases. In general, under the Company's operating leases, the present value of the monthly lease payments will pay back 85% to 90% of the purchase price of the equipment, whereas the present value of the monthly lease payments under its direct finance leases will generally pay back the Company's entire investment in the equipment. As a result, under its operating leases, the Company assumes the risk of not recovering its entire investment in the equipment through the remarketing process.

At the inception of each operating lease, the Company estimates a residual value for the leased equipment based on guidelines established by the Company's Investment Committee. However, as is typical of information processing and communications equipment, the equipment owned and leased by the Company is subject to rapid technological obsolescence. Furthermore, decreases in manufacturers' prices of equipment, such as those experienced recently with respect to desktop and laptop computers, may adversely affect the market value of such equipment, and thus its residual value. While the Company's experience (except as described below with respect to short-term leases) generally has resulted in aggregate realized residual values for equipment in excess of the initial estimated residual values for such equipment, a decrease in the market value of such equipment at a rate greater than expected by the Company, whether due to rapid technological obsolescence, price decreases or other factors, would adversely affect the residual values of such equipment.
In addition, over the last five years, the Company has entered into several new vendor programs and arrangements that have produced substantial lease volume. The Company estimates that during this period, desktop and laptop computers represented approximately 85% of its Dollar Volume. The initial lease terms of the leases to which most of such equipment is subject have not yet expired and, as a result, the Company does not yet have substantial remarketing experience and accumulated historical data with respect to such equipment. Additionally, the desktop and laptop computer equipment purchased as a result of such new programs and arrangements is a different type of information processing and communications equipment than equipment for which the Company has significant remarketing experience and accumulated historical data. Therefore, the Company's historical experience in estimating residual values may not be applicable to such desktop and laptop computers, and the Company's historical remarketing experience is not necessarily indicative of future performance.

The Company's financial results for its quarter ended September 30, 1998, reflects a substantial adjustment to the book value of certain of the equipment in its portfolio subject to leases with original terms of less than 36 months ("short-term leases"). This adjustment resulted from the recent expiration of short-term leases, principally with one lessee and with respect to computer equipment that the Company has not leased to any other lessee, that the Company purchased from another lessor, in this case a systems integrator. Due, in part, to the Company having virtually no opportunity to remarket the equipment in-place to the lessee, it was returned at the expiration of the leases, at which point the market value of the equipment was less than its book value. As a result of this experience, the Company has determined that equipment subject to short-term leases may be more difficult to remarket in-place than its other portfolio equipment. Accordingly, the Company has adjusted its estimates of residual values with respect to equipment on short-term leases which will result in higher depreciation charges in future periods.

The Company obtains the maximum residual value on its equipment by remarketing it "in-place" to its end-user customer, whether by extension of the lease term, month-to-month extensions or sale. To date, other than as described above with respect to short-term leases, the Company has been relatively successful in its ability to remarket equipment in-place. However, the recent decreases in prices for desktop and laptop computers may have the effect of creating an incentive for an end-user to replace the Company's equipment, rather than to extend an existing lease, even if the end user is offered a substantially reduced rental rate. In the event desktop or laptop computers are returned to the Company at the end of the lease term or the Company is forced to remarket such equipment by extending the related lease at a substantially reduced rental rate or selling such equipment to the lessee at less than its book value, the Company's potential residual recovery from such equipment will be substantially reduced and, in certain cases, will result in a book loss to the Company. No assurances can be given that a substantial amount of the equipment leased by the Company will be remarketed in-place or that, if remarketed in-place, the Company will be able to recover the book value of such equipment through such remarketing.

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

        Dependence on Availability of Financing. The operating lease business on which the Company focuses is a capital intensive business. The typical operating lease transaction requires a cash investment by the Company of 10% to 15% (15% to 20% in Europe) of the original equipment cost, commonly known in the equipment leasing industry as an "equity" investment. The Company's equity investment typically has been financed with either recourse borrowings, the net proceeds of the sale of debt or equity securities or internally generated funds. The balance of the equipment cost typically has been financed with the proceeds of long-term, nonrecourse debt. In addition, the Company typically finances the acquisition of equipment for lease through short-term, "warehouse" lines of credit prior to obtaining long-term, permanent financing for the equipment. Accordingly, the Company's ability to successfully execute its business strategy and to continue its operations is dependent, in substantial part, on its ability to obtain recourse and nonrecourse debt capital, both short-term and long-term, and to raise additional debt or equity capital to meet its equity investment requirements in the future. Although, until recently, the Company has been able to obtain the recourse and nonrecourse borrowing, and raise the other capital, it requires to finance its business, no assurances can be given that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. In particular, any material failure of the Company to achieve its residual value estimates through the remarketing of equipment would adversely affect its ability to finance its equity investment. If the Company were unable to obtain any portion of its required financing, the Company would be required to reduce its leasing activity, which would have a material adverse effect on the Company's results of operations and financial condition. See
"MD&A - Liquidity and Capital Resources," particularly "Status of Debt Financing Arrangement," and "Reduction in Residual Values," above.

        Interest Rate Risk. The Company's equipment leases are structured on a fixed periodic (i.e., monthly or quarterly) rental basis. Prior to obtaining long-term financing for its leases and the related equipment, the Company typically finances the purchase of those assets through short-term, "warehouse" lines of credit which bear interest at variable rates. The Company is exposed to interest rate risk on leases financed through its warehouse facilities to the extent interest rates increase between the time the leases are initially financed and the time they are permanently financed. Increases in interest rates during this period could narrow or eliminate the spread, or result in a negative spread, between the effective interest rate the Company realizes under its leases and the interest rate that the Company pays under its warehouse facilities or, more importantly, under the borrowings used to provide long-term financing for such leases. To provide the opportunity, as necessary, to protect the Company against this risk, the Company's Board of Directors has approved a hedging strategy and, as appropriate, the Company will hedge against such interest rate risk. To date, the Company has not engaged in any such hedges. There can be no assurance, however, that the Company's hedging strategy or techniques will be effective; that the profitability of the Company will not be adversely affected during any period of changes in interest rates, that the costs of hedging will not exceed the benefits, or that the Company's lenders will not increase the interest rates on borrowings under the Company's lines of credit upon their renewal. See "MD&A - Liquidity and Capital Resources," particularly "Status of Debt Financing Arrangements."

        Dependence on Major Customers. The Company has two customers, Ernst & Young and Xerox, which accounted for 19% and 11%, respectively, of 1997 revenues. In addition, Ernst & Young and Northern Telecom represented
19% and 15%, respectively, of the Company's Dollar Volume in 1997 and 20% and 9%, respectively, of the Company's net book value at December 31, 1997. The Company's outstanding lease agreements with Ernst & Young and Northern Telecom expire over the next three years. Most of the leases with Xerox, by Dollar Volume of related equipment, expired by September
30, 1998. In the event that Ernst & Young or Northern Telecom, or any of the Company's other major customers, ceases to lease additional equipment or materially reduces the amount of equipment it leases from the Company in the future, the Company's operating results and financial condition could be materially adversely affected. In the event any of such customers returns to the Company a material amount of the equipment it has leased from the Company at the expiration of the term of the respective lease or leases, the Company's operating results and financial condition would be materially adversely affected. See "Reduction in Residual Values," above.

        Management of Growth. In the past five years, the Company has financed a significantly greater number of leases than it had in the prior seven years of its existence. As a result of this rapid growth and the acquisition of its Canadian operations, the Company's investment in leases grew from $125 million at December 31, 1994 to $685 million at September 30, 1998. In light of this growth, the historical performance of the Company's lease portfolio may be of limited relevance in predicting future lease portfolio performance. Any credit or other problems, including the recovery of the Company's estimated residual values on its equipment, associated with the large number of leases financed in recent years will not become apparent until sometime in the future.

        In order to support the growth of its business, the Company has added a substantial number of new personnel since the beginning of 1995. In the process of implementing its expansion goals (see "Global Expansion" and "Small Ticket Operations", below), the Company has acquired three separate leasing operations, with an aggregate of approximately 90 employees, and their own software systems. The Company is absorbing, and will continue to absorb in the future, the effects of additional personnel costs and the implementation and integration of new software systems necessary to manage such growth. The Company's future operating results will depend on its ability to hire and retain skilled employees and on the ability of its officers and key employees to implement and improve its operational and financial control systems and to train and manage its employees. The Company's inability to manage growth effectively, or to hire and retain the personnel it requires, could have a material adverse effect on the Company's results of operations.

        Global Expansion. In April 1996, the Company expanded its lease financing activities to Western Europe by acquiring a small independent leasing company in the United Kingdom. It now has sales offices, and leasing activities, in Germany, France, Belgium and the Netherlands, and the ability to finance leases for equipment in Italy Spain and Finland. In April 1997, the Company acquired the lease portfolio and operations of a Canadian leasing company, with lease operations similar to the Company's operations, and now conducts business throughout Canada. In July 1998, the Company acquired a Canadian company, with operations throughout Canada, in the so-called "small-ticket" leasing business (see "Small Ticket Operations", below).

        International activities pose certain risks not faced by leasing companies that limit themselves to United States lease financing activities. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could adversely impact the Company's results of operations. International activities also could be adversely affected by factors beyond the Company control, including the introduction of the Euro in Western Europe, the imposition of or changes in government controls, export license requirements, or tariffs, duties or taxes and changes in economic and political conditions. In addition, cross-border leasing transactions within Western Europe raise the risk that VAT or other taxes that are not reimbursable by the lessee may be imposed on the transaction.

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

        The Company has reviewed the equipment in its portfolio to determine whether such equipment and, as a result, its use and market value may be materially adversely affected by this so-called "Year 2000" conversion.
The Company has, directly or indirectly, obtained the representations of the manufacturers of virtually all of such equipment that the equipment is, or will be with the use of a software "patch" to be provided at no expense by such manufacturer, Year 2000 compliant. Based solely on such representations, the Company presently believes that it is likely that only an immaterial amount, as measured by current book value, of the equipment in its portfolio is not Year 2000 compliant. However, no assurances can be given that the representations of each of such manufacturers is accurate. The Company's leases generally include a disclaimer with respect to the Company giving the lessee any representations concerning the performance of the equipment subject to such lease, and include a so-called "hell-and-high water" provision, requiring the lessee to continue to make payments under the lease even if the equipment subject to the lease does not perform as represented by its manufacturer or at all. However, if any equipment leased by the Company is not, or cannot be easily made, Year 2000 compliant, the lessee is likely to return such equipment to the Company upon the expiration of its lease and its fair market value is likely to be negligible, in which case the Company will not be able to recover its estimated residual value in such equipment. See "Reduction in Residual Value," above.

        The Company has, for several months, been engaged in a review of the software and systems it uses in an effort to determine whether it or its operations may be materially adversely affected by the Year 2000 conversion. In that review, the Company has identified certain software applications as being "critical applications" used in daily operations.
Such applications include lease management, accounting and financial reporting systems. The Company has inquired of, and generally obtained the assurances of, the providers of such software with respect to it being Year 2000 compliant. Based on its review, the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will materially adversely affect the Company or its operations. The Company has retained consultants to test such software and systems in early 1999. However, no assurances can be given that such review by the Company or such testing has uncovered or will uncover, respectively, every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

        The Company has commenced a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a material adverse effect on the Company or its operations. It is too early in that review for the Company to be able to predict whether such software or systems of such parties may have such effect. As part of this review, the Company will attempt to obtain assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interface with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain such assurances from each of such parties or that it will be able to obtain the information from such parties necessary for the Company to determine whether it may be materially adversely affected by the software or systems of such parties.

        The Company maintains an ongoing effort to recognize and evaluate potential exposures relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. At present, the Company cannot adequately estimate the total cost to it of recognizing, evaluating and addressing any such exposures. The Company's Board of Directors has approved a budget, involving aggregate costs of approximately $600,000, with respect to the efforts of the Company to recognize and evaluate any such exposures. A majority of such costs, which will be incurred in 1999, must be expensed and, accordingly, will adversely impact the Company's results of operations in 1999. No assurances can be given that such budget will be adequate to recognize and evaluate all of the Company's Year 2000 conversion exposures.

        Small Ticket Operations. In July 1998, the Company acquired Bayshore Leasing, a Canadian company engaged in so-called "small ticket" lease financing. The acquired company specializes in high volume origination, processing and administration of lease transactions, typically involving under $20,000 of equipment, to small businesses. Although no assurances can be given, particularly given the impact of recent events on the Company's access to additional capital (see "MD&A - Liquidity and Capital Resources - Status of Debt Financing Arrangements"), the Company hopes to expand the existing "small ticket" operations in Canada and ultimately provide a "small ticket" leasing capability to its U.S. customers.

The acquired Canadian company has been profitable and has an experienced management team. However, the Company's management team has had limited experience in managing a high volume, people intensive small ticket operation with its relatively lower credit profile lessees. In addition, there can be no assurances that the Company will be able to expand those operations in Canada or begin providing small ticket financing capabilities in the U.S. without exacerbating the potential problems it faces in managing its overall business, including its historic lease financing activities, and increasing the resultant risks (see "Management of Growth", above). If the operations of the acquired company or the possible expansion of the Company's small-ticket activities are not well managed, the Company could suffer losses from its small-ticket operations, which could have a material adverse affect on its results of operations and financial condition.

Recent Accounting Pronouncements

        In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and nine month periods ended September 30, 1998, comprehensive income (loss) was $3,340,000 and $4,622,000, respectively, compared to $3,185,000 and
$8,553,000, respectively, for the comparable periods in 1997. The difference between net income and comprehensive income primarily arises due to changes in accumulated translation adjustment.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform
Act of 1995

        This report includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, without limitation, with respect to demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing to support its activities and expansion, risks and uncertainties of doing business in Europe and Canada and other foreign countries, the ability of the Company to recover its investment in equipment through remarketing, the impact on the Company of any changes in its depreciation practice, the ability of the Company to enter into new strategic relationships and extend existing strategic relationships, the performance of the Company's strategic partners, and the ability of the Company to manage its growth, particularly relating to its global expansion and expansion into small-ticket leasing, are forward-looking statements. These statements are based on certain assumptions and, in certain cases, analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks or uncertainties, including the risk factors described above under "Factors That May Affect Future Operating Results", general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors and existing shareholders are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in forward-looking statements.


PART II.  Other Information


Item 1. Legal Proceedings

         On November 11, 1998, the Company was served with a Complaint filed as a class action in United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934. The class action was commenced on behalf of persons who purchased the common stock of the Company during the period between July 23, 1998, and November 9,
1998, inclusive. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action.
The action is in its very early stages, and the Company has not begun the evaluation of the allegations and claims made in the Complaint. The Company has not yet answered or otherwise responded to the Complaint.

          On November 23, 1998, the Company was served with a complaint filed as a class action in the United States District Court for the Northern District of California on behalf of persons who purchased the Company's 6.875% convertible notes due 2003 during the period between July 23, 1998 and November 9, 1998, inclusive. The Complaint alleges violation of the Securities Exchange Act of 1934. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The action is in its very early stages, and the Company has not yet begun the evaluation of the allegations and claims made in the Complaint. The Company has not yet answered or otherwise responded to the Complaint.




Item 2. Changes in Securities

                None

Item 3. Defaults Under Senior Securities

The Company is presently in default of certain of its obligations under certain of its borrowing facilities. See "Status of Debt Financing Arrangements" in Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 2 of Part I, Financial Information, for a description of the defaults.

Item 4. Submission of Matters to a Vote of Security Holders

                None

Item 5. Other Information

                None

Item 6. Exhibits and Reports on Form 8-K

                Exhibit No.             Document

                27                      Financial Data Schedule

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



                                LEASING SOLUTIONS, INC.


                                By:     /s/ Hal J Krauter
                                        Hal J Krauter
                                        President and Chief Executive Officer


                                By:     /s/ George L. Bragg
                                        George L. Bragg
                                        Chief Financial Officer
                                        (Principal Financial Officer)

DATE:   November 23, 1998