Form 10-K
period 1998-12-31
LEASING SOLUTIONS INC
filed 1999-09-27
CIK 803443

              United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                  Form 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to
     _________________

                       Commission file number 0-21370
--------------------------------------------------------------------------------

                           LEASING SOLUTIONS, INC.
                           -----------------------
              (Name of registrant as specified in its charter)


         California                                      77-0116801
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

10 Almaden Boulevard, Suite 1500,  San Jose, California            95113
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:  (408) 995-6565

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class                                 Name of Each Exchange on Which Registered
     -------------------                                 -----------------------------------------
Common Stock                                             New York Stock Exchange
Preferred Stock Rights with respect to Common Stock      New York Stock Exchange
6 7/8% Convertible Subordinated Notes                    New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [_]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       Yes [_]   No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of May 31, 1999, was $8,806,483. As of such date, 8,288,454 shares of the registrant's Common Stock were outstanding.

     Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                   PART I

                            ITEM 1.     BUSINESS

Introduction

     Leasing Solutions, Inc. (the "Company" or "LSI"), since 1986, has specialized in leasing information processing and communications equipment, principally to large, creditworthy customers, both U.S. and foreign. The Company's leasing activities have been conducted primarily through vendor programs and strategic alliances with equipment manufacturers, value-added resellers (VARs) and systems integrators. LSI's focus has been on operating leases. The Company expanded its operations to Western Europe in early 1996 and to Canada in early 1997 and mid 1998 through acquisitions of existing leasing companies. As described below, recent events, commencing in late 1998, have forced the Company to materially modify, and materially reduce the volume of, its historical business.

     To date, the Company has purchased approximately $1.7 billion of equipment for lease to its customers, and has in place more than 800 master lease agreements with corporate customers. Although the Company has leased a variety of information processing and communications equipment, it estimates that, during 1998, desktop and laptop computers represented approximately 79% of its Dollar Volume (Dollar Volume represents the total purchase price of equipment placed under lease with customers).

     The Company believes that the value of its equipment, and particularly equipment used in client/server network environments, is important to the original customer because the equipment often becomes "embedded" in the customer's mission critical operations. Therefore, the Company seeks to maximize the amount of equipment that is remarketed in place to the original customer, in order to realize the higher residual values that may result from such remarketing, compared to equipment sold or leased to a third party.

Recent Update

     Due to recent events that have materially and adversely affected the Company's business and ability to continue its operations as conducted in the past, in the first quarter of 1999, the Company changed its lease pricing structure, making it unlikely that it will finance new operating leases for the foreseeable future. The Company also substantially reduced its sales staff in the first quarter of 1999, to take into account the reduced sales resources it will require to conduct its anticipated lease financing activities. Although no assurances of success can be given, in order to attempt to enhance its remarketing results (see "Leasing and Sales Activities - Remarketing"), the Company has moved several employees to its remarketing group and is in the process of expanding its remarketing activities and related marketing channels. In the first quarter of 1999, in its European operations, the Company also suspended new lease financing activity, and is focusing on maximizing the residual return on its European portfolio. The Company's Canadian subsidiary has been evaluating the new and growing area of web based "small-ticket" lease financing; however, the evaluation is significantly limited because its access to debt financing has been adversely affected by the Company's results of operations and defaults under its credit lines. The outcome of this small-ticket project will depend on the ability of the Company to continue operations. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition ["MD&A"] - Liquidity and Capital Resources - Status of Debt Financing Arrangements" and "Leasing and Sales Activities - Refocusing of Business and Financing Activities.")

Customers

     The Company currently has in place more than 800 master lease agreements with corporate customers. The Company's typical customers historically have been large, creditworthy corporations and partnerships that require several million dollars of equipment per year and are repeat customers. In the past, repeat business generated through existing relationships has been an important source of revenue for the Company. As of December 31, 1998, more than 90% of the lessees with whom the Company has a master lease agreement, have more than one lease supplement in place with the Company.

     The ten largest customers of the Company during 1998, measured by Dollar Volume, are listed alphabetically below. The total Dollar Volume associated with these customers represented approximately 75% of the Company's total lease originations for 1998.

Aetna Life Insurance                                Lockheed Martin
Eastman Chemical                                    Motorola
Ernst & Young LLP                                   Northern Telecom
First Plus Financial                                Office Depot
INDOPCO                                             State of California

     From 1995 through 1998 (and in 1998), approximately 60% of the Company's total lease transactions (based on Dollar Volume) were with customers whose credit ratings, or the credit ratings of their parent companies, were Baa or better, as rated by Moody's Investor Services, or with customers who were not rated but possess a credit profile equivalent to a Moody's Baa rating. While LSI believes that its business is not dependent on any single customer, during 1998, Ernst & Young LLP and Northern Telecom accounted for 28% and 12%, of its revenues, respectively, and approximately 16% and 19%, respectively, of the Company's Dollar Volume in 1998. Given the existing and proposed changes in the Company's business activities (see "Leasing and Sales Activities - Refocusing of Business and Financing Activities"), it is not presently expected that the Company will be leasing substantial Dollar Volumes of equipment to these customers in 1999. (See "Factors That May Affect Future Operating Results.")

Leasing and Sales Activities

Strategic Programs

     Prior to 1998, a majority of LSI's business by Dollar Volume has been generated through vendor programs. The programs with equipment vendors have generally involved equipment purchasing and lease marketing arrangements. Customers introduced to the Company through its vendor programs typically acquired equipment from several manufacturers, which resulted in additional lease volume to the Company from ''non-vendor'' manufacturers. This non-vendor equipment, along with the vendor's equipment, typically has been part of a client/server network environment. Examples of such equipment include printers, networking routers and switches, and disk drives.

     A majority of the transactions entered into typical vendor programs are direct leases. Under these direct leases, lessees enter into master lease agreements directly with the Company, rather than with the vendor. The master lease agreement sets forth the basic terms and conditions under which the Company will lease equipment to the lessee. The lease of specific equipment is documented with a simple supplement to the master lease agreement, thereby avoiding the necessity of negotiating a new master lease agreement each time the lessee desires to acquire additional equipment. Such a lease structure also makes it convenient for the lessee to acquire add-ons and/or upgrades to equipment it has leased from the Company and for the Company to finance such add-ons and upgrades. In 1998 these direct lease agreements accounted for over 90% of the Company's lease volume, as measured by Dollar Volume.

     Under a typical vendor program, LSI worked with the lessee and the vendor's sales personnel to help structure the initial lease. The Company purchased the related equipment chosen by the lessee and administered the lease (including billing and collecting). See "Remarketing" below.

     In 1998, the only vendor program of any significance to LSI was with Vanstar Corporation. New leases entered into in 1998 pursuant to that program represented approximately 18% of the Dollar Volume of new leases during the year. Substantially all of the balance of the Dollar Volume of new leases during 1998 was with lessees with which LSI had an existing relationship and master lease agreement, and most of these new leases were developed under the Company's vendor program with Dell Computer that terminated in April 1997. Additionally, the Company generated approximately 22% of its new lease originations from its direct sales force.

Products Leased

     The information processing and communications equipment the Company has purchased for lease includes communication controllers, database machines, desktop and laptop computers, display stations, file servers, printers, tape and disk products, network routers and automatic switches. The Company believes that the majority of the equipment acquired by the Company since 1994 is utilized in client/server network environments.

     Desktop and laptop computers represented approximately 79% of the equipment purchased by the Company, as measured by Dollar Volume, in 1998. Approximately 44% of its Dollar Volume for 1998 was composed of equipment, principally desktop and laptop computers, purchased from Dell.

Lease Terms and Conditions

     A majority of the Company's lease transactions have been net leases with a specified non-cancelable lease term. These non-cancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The lessee also has the responsibility of obtaining the additional items required under a net lease, such as maintenance and insurance. However, many of the Company's more creditworthy customers are permitted to self insure against equipment losses.

     The Company historically offered financing for both operating leases and direct finance leases (see, however, "Leasing and Sales Activities - Refocusing of Business and Financing Activities"). The vast majority of the leases the Company entered into had a lease term of two to four years. These leases were principally operating leases. Generally leases having a term of three years or less are classified as operating leases and leases having a term greater than three years are classified as direct finance leases. See "MD&A -- Lease Accounting" for a further discussion of such leases.

     Under certain vendor programs, the Company offered the vendor's customers "technology refresh" leases. These leases typically had a 36-month original term with an option permitting the lessee to exchange the equipment subject to the lease for new equipment on or after a designated date. Upon exercising the option, the term of the lease would be extended so that its balance would be equal to the 24- to 36-month original term of the lease. The "technology refresh" option permits the lessee to upgrade its equipment on specified terms and provides an opportunity for the lease to be extended.

Remarketing

     The results of the remarketing process ultimately determine the degree of profitability of a lease transaction. The Company's remarketing strategy is to keep its equipment installed in place at the end of the initial lease term. Typically, remarketing equipment in place produces substantially better residual returns than equipment sold or leased to a third party at the end of the term of the original lease. Prior to the expiration of the original lease term, the Company initiates the remarketing process for the related equipment. (See "Leasing and Sales Activities - Refocusing of Business and Financing Activities," for a discussion of the Company's new and proposed remarketing activities and initiatives.)

     The Company attempts to maximize its revenues and residual return by focusing its efforts on keeping the equipment in place at the end of the initial lease term by: (1) re-leasing it to the initial lessee for a specified term; (2) renting the equipment to the initial lessee on a month-to-month basis; or (3) selling the equipment to the initial lessee. If the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or lease the equipment to a different customer, or sell the equipment to equipment brokers or dealers. Although, cumulatively for its history, the Company has historically been able to remarket in place a majority of its equipment (as measured by Dollar Volume) coming off lease, no assurances can be given that the Company's past successes in remarketing its equipment in place will be repeated in the future, primarily because the Company has little history with remarketing desktop or laptop computers, which make up a substantial percentage of the Company's equipment portfolio at the end of 1998. Since late 1998, the Company has received lower than expected remarketing proceeds, because the market value of the equipment that came off lease, as a percentage of original equipment cost, was significantly lower than the Company had historically experienced. In addition, the percentage of equipment (as measured by Dollar Volume) remarketed in place has decreased from the percentage historically experienced by the Company. (See "Factors
That May Affect Future Operating Results" below.)

Default and Loss Experience

     The cumulative default and loss experience of the Company with respect to lease payments under the leases in its portfolio as of December 31, 1998, 1997 and 1996 is set forth below.

                     Cumulative Default and Loss Experience
                             (Dollars in thousands)

                                                                  From inception through
                                     --------------------------------------------------------------------------------

                                         December 31, 1998           December 31, 1997          December 31, 1996
                                     --------------------------  --------------------------  ------------------------
                                                   Percent of                  Percent of                Percent of
                                                      Total                       Total                     Total
                                       Amount     Acquisitions     Amount     Acquisitions    Amount    Acquisitions
                                     -----------  -------------  -----------  -------------  ---------  -------------
Total Acquisitions (1).............   $1,672,000                  $1,224,000                  $917,900
                                      ==========                  ==========                  ========
Cumulative Gross Defaults (2)(4)...   $    8,751       0.5%       $    2,292        0.2%      $  1,846       0.2%
Cumulative Recoveries (3)..........   $    1,256       0.1%       $    1,221        0.1%      $    989       0.1%
                                      ----------       ---        ----------        ---       --------       ---
Net Losses.........................   $    7,495       0.4%       $    1,071        0.1%      $    857       0.1%
                                      ==========       ===        ==========        ===       ========       ===

_____________

(1) Total Acquisitions represents the total cost (aggregate purchase price of the equipment) to the Company since inception in 1986 through and including the date set forth above.
(2) Cumulative Gross Defaults represents the total defaults of all lessees experienced by the Company since inception in 1986 through and including the date set forth above, measured as the aggregate of the Company's net book value in such lease and any recorded receivable on such lease at the date of default.
(3) Cumulative Recoveries represents the total recoveries with respect to defaults of all lessees since inception of the Company in 1986 through and including the date set forth above.
(4) A lessee is deemed to be in default when it fails to meet its obligations to make monthly rental payments under its lease, and fails to cure such breach, pursuant to the terms of the lease, and the Company declares the lessee in "default" by written notice to the lessee.

  Two lessees of the Company, which leased from the Company equipment with a combined original equipment cost of approximately $6,459,000, have filed for protection under applicable bankruptcy laws, one in late 1998 and the other in early 1999. The Company expects it will take at least another six months to determine the actual extent of the losses it will suffer as a result of such filings. The Company has recorded a loss of approximately $5,000,000 related to these leases. As a result, the Company's default and loss experience for 1998 is higher than it has been for prior years.

International Operations

     Commencing in early 1996, the Company planned to increase its geographic coverage by expanding its lease financing activities outside the United States. The first step in this international expansion was into Western Europe, and was accomplished in April 1996 with the acquisition of a small independent leasing company in the United Kingdom. The Company also opened leasing offices in Germany, France, Belgium, and the Netherlands, and had the ability to provide leasing services in several other European countries. Due to recent events, in December 1998, the Company's European lenders informed the Company that they were no longer willing to finance the Company's new lease financing activities in Europe. Accordingly, in December 1998, the European operations suspended new lease financing activity, and, in the second quarter of 1999, terminated most of their sales personnel, and will focus on maximizing the residual return on their existing lease portfolio.

     In April 1997, the Company continued its expansion through the acquisition of a lease portfolio and related operations from a Canadian company engaged primarily in computer leasing. The acquisition was made by a newly formed Canadian subsidiary of the Company, Leasing Solutions (Canada) Inc. The acquired portfolio was comprised of information processing and communications equipment leased (principally under operating leases) to investment grade companies and Canadian governmental entities. In July 1998, the Company acquired, through its existing Canadian subsidiary, another Canadian company, specializing in small-ticket lease financing. Its portfolio consisted of different types of equipment, including information processing and communications equipment, leased under direct finance leases primarily to small businesses. The Canadian operations have offices in several Canadian cities, with headquarters in the Toronto area. (See "Dependence on Availability of Financing" and "Small-ticket Operations".)

Financing

     The Company's historical financing strategy has been to obtain substantially all of its required long-term borrowings from the proceeds of sales of nonrecourse, secured debt securities in the public and private debt securities markets through "securitizations", or by other similar secured financings. Prior to securitizing its leases, the Company has financed its acquisitions of equipment on a short-term basis through secured "warehouse" lines of credit until such time as its portfolio of equipment was of sufficient size to permit it to efficiently finance the portfolio on a long-term basis. Payments under the Company's borrowings and the maturities of its long-term borrowings typically have been structured to match the payments due under the leases securing the borrowings. (See "MD&A -- Liquidity and Capital
Resources" and "Factors That May Affect Future Operating Results.")

     Nonrecourse Financing.   Historically, the credit standing of the Company's
customers has allowed the Company to obtain long-term financing for most of its leases on a nonrecourse basis. However, the Company, from time to time, has obtained such financing on a recourse basis, when the Company believed the rates and other terms offered for recourse financing justified such an arrangement. Under such nonrecourse loans, the Company typically borrowed an amount equal to the committed lease payments under the financed lease, discounted at a fixed interest rate. The lender is entitled to receive the monthly lease payments under the financed lease in repayment of the loan, and has a security interest in the related equipment and those lease payments. The Company retained ownership of such equipment. Interest rates under this type of financing reflected the financial condition of the lessees, the term of the leases, the amount of the loan, and the nature and manufacturer of the equipment.

     Such nonrecourse loans generally provided between 85% and 90% (between 80% and 85% in Europe) of the funds necessary to acquire equipment. The Company obtained the balance of the acquisition cost, commonly known in the leasing industry as the "equity" investment in the equipment, from the proceeds of recourse, and occasionally nonrecourse, financings by the Company, from its internally generated funds, from the proceeds of sales of convertible debt, or its Common Stock.

     The Company is not liable for the repayment of nonrecourse loans unless the Company breaches certain limited representations and warranties in the loan agreements or fails to pay to the lender any of the lease payments it receives that serve as collateral for the loan. The lender assumes the credit risk of each lease financed with nonrecourse debt, and its only recourse, upon a default under a lease, is against the lessee and such equipment. Because the Company's ability to obtain nonrecourse lease financing from lenders depends on the credit standing of its lessees, the Company has historically targeted large, creditworthy customers. (See "Customers" above.)

     Recourse Financing.   Historically, the other significant source of
financing for equipment acquisitions by the Company has been recourse borrowings, both long-term and short-term. This type of financing has been used principally to "warehouse" portfolios of leases and the related equipment on a short-term basis, until the Company was in a position to efficiently finance the portfolio on a long-term, nonrecourse basis. In addition, when the Company financed its equity investment in leased equipment with lenders, it often has done so on a recourse basis. (See "Factors That May Affect Future Operating Results" and "MD&A -- Liquidity and Capital Resources.")

     The loans available to the Company under recourse arrangements are typically secured by the financed equipment and the monthly lease payments due under the related lease. Upon default by a lessee under a lease covering equipment financed through recourse borrowings, the financial institution providing the financing can and will seek recourse from the Company for the balance due on such financing.

     Recent Events Affecting Financing Availability. Presently, the Company has significant payment defaults on virtually all of its lines of credit and other financing arrangements. Although the Company has entered into forbearance agreements with its lenders, under which the lenders will not exercise any remedies against the Company or their collateral during the terms of the agreements, as a result of these defaults and the Company's recent results of operations, the Company's ability to borrow funds to provide equipment lease financing, particularly for equity investments in leases, is very limited.
Under the forbearance agreements, as amended and extended, the lenders have agreed to forbear until October 15, 1999, from exercising remedies which they would otherwise be permitted to exercise as a result of those defaults. The extended agreements do not provide for any additional borrowing availability. The terms of the extended forbearance agreements continue to impose substantial reporting and cash allocation obligations, and also include standard representations, warranties and covenants. In the event the Company were to breach any of these obligations under any of the forbearance agreements, and fail to cure such breach within a specified period of time, each of its lenders would have the right to exercise the remedies under their respective credit agreements. Additionally, unless all of the agreements are extended at the end of the forbearance period, each of the lenders will have the right to exercise their remedies at that time.

     The bank facility for the Company's Canadian operations expired August 28, 1999. Although the bank continues to permit the Company to borrow under the facility, at reduced availability levels, no assurances can be given that the bank will permit such additional borrowings in the future. The Canadian operations has discontinued providing new operating lease financing, and has obtained long-term financing for its small ticket operations by selling off its small ticket leases, from time to time, to another leasing company.

     On July 30, 1999, the Company and its European subsidiary entered into an agreement with its European lending syndicate extending the maturity date of its European credit agreement to December 31, 2000. In the event the European subsidiary were to breach any of its obligations under the extended agreement, and fail to cure such breach within a specified period of time, the lenders would have the right to exercise their remedies under the credit agreement. The extended agreement does not provide for additional borrowing availability. (See "Dependency on Availability of Financing" and "MD&A - Liquidity and Capital Resources - Status of Debt Financing Arrangements.")

Competition

     The Company has historically competed in the information processing and communications equipment leasing marketplaces with other independent leasing companies, captive lessors and bank affiliated lessors. The Company's business has been highly competitive, both with respect to obtaining and maintaining vendor program arrangements and providing lease financing to end-user customers. In the U.S., the Company competed directly with various independent leasing companies, such as Comdisco, Newcourt Financial and G.E. Capital, certain bank affiliated lessors, such as Leastec, and certain captive or "semi-captive" leasing companies, such as IBM Credit Corporation, Dell Financial Services and Compaq Capital. In Europe, Dell Financial Services and Compaq Capital have been highly competitive. The main competitors in Canada have also been Newcourt Credit Group, MFP Technologies, Inc., and G.E. Technology/Services. Historically, most of the Company's competitors have had substantially greater resources and capital and longer operating histories.

     Historically, the Company has competed on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with its vendors and knowledge of the products they distribute. The Company has found it most effective to compete on the basis of providing a high level of customer service, by structuring custom programs and arrangements, and lease transactions that meet the needs of the vendors and the customers.

     Given the Company's current financial position and resources, it can no longer compete effectively in the operating lease financing business in which it has competed in the past. Accordingly, the Company is presently anticipating changing the focus of its lease financing activities to the small-ticket, direct finance lease market, in which the lessees are primarily small businesses. (See "Leasing and Sales Activities - Refocusing of Business and Financing Activities.")

Employees
----------

     As of December 31, 1998, the Company had 266 employees, 34 of whom were located in its regional or field offices in the United States, 124 of whom were located in its European and Canadian offices, and 108 of whom were located in its San Jose, California home office. In the first and second quarters of 1999, the Company and its European operations terminated approximately 55 employees and reassigned approximately 30 employees. The majority of the terminations were of sales personnel, and the majority of the reassignments were to the Company's remarketing activities. The Company does not expect to hire any personnel during 1999 except to replace key personnel. There can be no assurance that the Company will be able to attract/and or retain personnel with the experience and expertise necessary to meet its presently anticipated operating requirements. (See "Factors That May Affect Future Operating Results" and "Management of Growth and Operations.")

Refocusing of Business and Financing Activities

     As a result of the Company's experience with remarketing a substantial amount of equipment that had come off lease in the second half of 1998 and early 1999, several significant changes in the Company's business and financing activities have occurred. The Company had a pre-tax loss of $4,823,000 in the third quarter of 1998 and a pre-tax loss of $75,078,000 in the fourth quarter of 1998. These losses are primarily related to the effects of lower than expected remarketing proceeds from the large amount of equipment that came to the end of its initial term in 1998. Because a larger than expected percentage of the equipment was returned to the Company at or shortly after the initial term, the remarketing proceeds realized from that equipment, as a percentage of its original equipment cost, were significantly less than the Company had historically been able to achieve. The events of 1998 have caused the Company to begin the implementation of a number of new remarketing strategies that depend less on the initial lessee to generate remarketing proceeds. These strategies include direct retail sales and online sales of returned equipment.

     Due to the Company's remarketing experience in the third and fourth quarters of 1998, the Company made a change in the estimate of the residual value of the majority of its operating lease portfolio. This change in accounting estimate resulted in additional depreciation expense of approximately $15,000,000 for equipment under operating leases during the fourth quarter of 1998. In addition, the change in accounting estimate will result in a more rapid depreciation of equipment under operating leases in the future; this will materially reduce the profitability of the Company's operating lease portfolio over the next several years.

     The losses experienced by the Company in the third and fourth quarters of 1998, defaults under its lending arrangements and the severe reduction in the Company's borrowing capacity since the fourth quarter of 1998 have caused the Company to stop entering into new operating leases in the U.S. and Europe and severely limited such activity in Canada. The Company intends to focus on direct finance, small-ticket leasing because it requires less financial resources and has a more predictable financial result than the operating lease business, which depends on remarketing results to achieve a profit. The Company's experience with direct finance, small-ticket leasing is limited to its Canadian small-ticket operations acquired in July 1998. That business leased approximately $25,000,000 (by Dollar Volume) of equipment in the last half of 1998.

     The direct finance, small-ticket lease business, while having far less residual risk than the operating lease business, has other risks. The committed rental payments of the lessees, which are typically less creditworthy than the Company's historical customer base must still be financed. Lease origination and lease servicing for the direct finance, small-ticket lease business are substantially different from the large corporate customer leasing environment in which the Company has historically been involved. Lease origination, billing and collecting activities for small-ticket leases require greater resources and, as a result, costs for such functions will represent a greater percentage of the related equipment cost.

     For the Company to be successful in direct finance, small-ticket financing activities, it will need to obtain and maintain debt financing for the leased equipment at competitive rates; convert its Canadian web-based product to perform online credit scoring and approval of U.S. companies; streamline its billing and collecting processes to be more effective than its historical performance; and enhance its web-based product to interface through the web directly with vendors. There can be no assurances that the Company will be successful in any or all of those tasks.

Factors That May Affect Future Operating Results

     Ability of Company to Continue Operations. The Company is in default with respect to both its payment obligations and certain other covenants, under virtually all of its credit and loan agreements. On May 25, 1999, the Company entered into forbearance agreements with its secured lenders. Under the forbearance agreements, the lenders have agreed to forbear until October 15, 1999, from exercising remedies which they would otherwise be permitted to exercise as a result of those defaults. (See "MD&A - Liquidity and Capital Resources - Status of Debt Financing Arrangements.")

     The Company is also in default under the Indenture with respect to its $71,875,000 in aggregate principal amount of convertible subordinated notes as a result of its failure to make an interest payment on the notes in April 1999. Because the notes, which are unsecured, are subordinated to senior secured debt, which is presently in default, the noteholders are effectively contractually prohibited, under the Indenture, from demanding or retaining any payment of principal or interest on the notes. (See "Status of Debt Financing Arrangements")

     The Company also has a material amount of past due trade obligations outstanding to several trade creditors, many of which are demanding payment.
The Company is not in a position to pay all of such outstanding amounts at the present time, and is in the process of negotiating extended payment arrangements with many of those creditors. However, no assurances can be given that it will be able to reach an agreement with respect to such arrangements with all or any of those creditors.

     The Company and two of its former officers are defendants in securities law class action lawsuits filed on behalf of a specified class of the holders of the Company's common stock and its convertible subordinated notes. (See "Item 3 - Legal Proceedings.") The complaints seek unspecified monetary damages.
Although the Company does have directors and officers liability insurance coverage in the aggregate amount of $20,000,000, which may be available to reimburse the Company for its expenses in defending and settling such lawsuits and any damages that may be awarded to the plaintiffs in such lawsuits, there can be no assurances that the Company would not be obligated, as a result of a settlement or an unfavorable court decision in either case, to pay amounts to the plaintiffs in excess of such insurance coverage or in addition to any payments made by the insurance companies.

     Under the forbearance agreement, the Company expects to cover its operating expenses from the sales proceeds related to encumbered leased assets and limited firm term rents. If the forbearance agreements with the lenders are not extended beyond October 15, 1999, or if the Company breaches any of its obligations under the forbearance agreements, whether in their present form or if extended, the Company does not presently have, nor does it expect to have in the near future, sufficient cash flows to pay for operating expenses.

     The Company believes that its historical focus on providing operating lease financing to large corporations is no longer appropriate, due principally to changes in the information processing and communications marketplace and related equipment values, and the unavailability to the Company, for the foreseeable future, of substantial amounts of debt or other financing, at reasonable rates, to cover the purchase price of equipment for lease, particularly the "equity" portion of that investment. There can be no assurances that the Company will be able to successfully implement a change from operating lease financing to small ticket leasing. (See "Leasing and Sales Activities - Refocusing of Business and Financing Activities.")

     In the event the Company is not able to adequately respond to the operational or financial issues discussed above, and particularly if any of its lenders or trade creditors attempt to exercise remedies against the Company, it will likely be necessary for the Company to: (1) terminate any new lease financing operations and run off its lease and equipment portfolio, by billing and collecting rental payments and remarketing the equipment when the related lease comes to the end of its term, assuming (for which no assurances can be given) its lenders will permit it to do so and provide financing to meet its operating expenses; (2) attempt to sell the Company or all or substantially all of its assets; or (3) file for protection under the Federal Bankruptcy Act.

     The Company intends to propose that the holders of a substantial portion of its secured debt convert a portion of the amounts owed to them by the Company to common stock of the Company, and that the holders of its convertible subordinated notes convert the entire principal amount of, and accrued interest on, such notes to common stock of the Company. The Company believes that such a reorganization, if successfully implemented, could result in a capital structure for the Company that reduces its future expense and cash flow obligations. Such a capital structure might allow it to pursue new business opportunities or to sell the Company. The Company is currently in negotiations for such a reorganization with the holders of its debt, with the goal of completing such negotiations by the fourth quarter of 1999. No assurances can be given that the Company's lenders will agree to any such reorganization or that, if they did and the reorganization was implemented, the Company would be successful in implementing a new business strategy, or selling the Company or all or some of its assets at a price that would provide a return to its shareholders

     Compliance with New York Stock Exchange Listing Requirements. The Company's common stock is listed on the New York Stock Exchange ("NYSE"). However, in order to continue to be listed on the NYSE, a company must continue to meet certain financial and stock price criteria. The Company has been notified by the NYSE that it does not comply with the proposed continued listing criteria of the NYSE and that its common stock may face delisting from the NYSE. Although no assurance can be given, the Company is working with the NYSE in an effort to maintain the listing of its common stock on the NYSE. Failure to succeed in regaining compliance with the proposed continued listing criteria within any period set by the NYSE, or to meet any milestones within that period required by the NYSE, will result in delisting.

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

     At inception of each operating lease, the Company estimates a residual value for the leased equipment based on guidelines established by the Company's Investment Committee. However, as is typical of all information processing and communications equipment, the equipment owned and leased by the Company is subject to rapid technological obsolescence. Furthermore, decreases in manufacturers' prices of equipment, such as those experienced recently with respect to desktop and laptop computers, have adversely affected the market value of such equipment on lease, and thus its residual value. Until recently, the Company has generally experienced aggregate realized residual values for its equipment in excess of the initial estimated residual values for such equipment. However, recent decreases in the market value of such equipment at a rate greater than expected by the Company, due principally to rapid technological obsolescence and price decreases, has adversely affected the residual values of its equipment.

     In addition, during the period 1993 through 1997, the Company entered into several new vendor programs and arrangements that produced substantial lease volume. The Company estimates that, from 1996, desktop and laptop computers have represented more than 90% of its Dollar Volume. Until the latter part of 1998, the initial lease terms of the leases, which most of such equipment is subject to, had not expired in any significant volume. During the third and fourth quarters of 1998, the first significant number of desktop and laptop computer leases came to end of firm term. Due to the rapid technology obsolescence of information processing and communication equipment, recent decreases in the manufacturers' prices of desktop and laptop computers led to a new valuation of the residual value of the Company's operating lease portfolio. In addition, due to the continued pricing and technological changes in the information processing and communications equipment industry, the Company's remarketing experience to date may not be indicative of the Company's future remarketing performance.

     The Company obtains maximum residual value on its equipment by remarketing it "in place" to its end-user customer, whether by extension of the lease term, month-to-month extensions, or sale. Until the latter half of 1998, the Company had been relatively successful in remarketing equipment in place. However, the decreases in prices for desktop and laptop computers occurring in 1998 have had the effect of creating an incentive for an end-user to replace the Company's equipment, rather than to extend an existing lease, even if the end user is offered a substantially reduced rental rate. When desktop or laptop computers are returned to the Company at the end of the lease term, or if the Company is forced to remarket such equipment by extending the related lease at a substantially reduced rental rate, or selling such equipment to the lessee at less than its book value, the Company's potential residual recovery from such equipment is substantially reduced and, in most cases, will result in a book loss to the Company. No assurances can be given that a substantial amount of the equipment leased by the Company will be remarketed in place or that, if remarketed in place, the Company will be able to recover the book value of such equipment through remarketing.

     In 1998, the Company booked charges of approximately $53,400,000 resulting from decreased residual values of its equipment. These charges were comprised of $15,800,000 with respect to losses incurred on sale of equipment and write down of the book value of equipment that had come off-lease in 1998, approximately $14,500,000 of additional depreciation charges related to decreased estimates of residual values of its 24- and 36-month leases, the creation of reserves of $18,100,000 against specific leases in the Company's operating lease portfolio that were deemed to be impaired, and $5,000,000 of additional depreciation related to two lessees who defaulted.

     There can be no assurances that the Company's estimated residual values for equipment, even as revised, will be achieved. If the Company's estimated residual values with respect to any type of equipment are reduced or not realized in the future, the Company may not recover its investment in such equipment and, as a result, its operating results, cash flows and financial condition could be materially adversely affected.

     Dependence on Availability of Financing. The operating lease business on which the Company has historically focused is a capital intensive business. The typical operating lease transaction requires a cash investment by the Company of 10% to 15% (15% to 20% in Europe) of the original equipment cost. The Company's equity investment typically has been financed with either recourse borrowings, the net proceeds of the sale of debt or equity securities, or internally generated funds. The balance of the equipment cost has typically been financed with the proceeds of long-term, nonrecourse debt. In addition, the Company has typically financed the acquisition of equipment for lease through short-term, "warehouse" lines of credit prior to obtaining long-term, permanent financing for the equipment. Accordingly, the Company's ability to successfully execute any business strategy, particularly to provide operating lease financing, and to continue its operations is dependent, in substantial part, on its ability to obtain recourse and nonrecourse debt financing, both short-term and long-term, and, to the extent it will continue to offer operating lease financing, to raise additional debt or equity to meet its equity investment requirements in the future. However, in order for the Company to be successful in implementing its new business focus, it will be necessary for the Company to obtain and maintain borrowing capacity to finance new lease originations that do not require the Company to put any material amount of equity in those new leases.

     Although, until the end of 1998, the Company had been able to obtain the recourse and nonrecourse borrowing, and raise the other capital it requires to finance its business, no assurances can be given that the necessary amount of such capital will be available to the Company to finance its proposed new business focus [see: Small Ticket Operation] on favorable terms or at all. In particular, any material failure of the Company to achieve its residual value estimates through the remarketing of equipment would adversely affect its ability to finance even direct finance leases. (See "Small-ticket Operations" below.) The Company's recent payment defaults with its lenders and its recent results of operations have substantially limited the Company's ability to obtain the additional financing the Company will require to operate its business, even as reduced and refocused. (See "Leasing and Sales Activities - Refocusing of Business and Financing Activities.")

     Under the terms of the Company's present forbearance agreements with its lenders, the Company has no capacity to finance the debt portion of its historic operating lease financing business and renewals of leases upon expiration of their original term. If those forbearance agreements are not extended on October 15, 1999, when they are to expire, it is extremely unlikely that the Company will be able to obtain new debt financing, in the near term. If the Company is unable to obtain any of its required debt financing, the Company will not be able to provide any new lease financing and it will be required to cease any new lease financing activity and liquidate its equipment portfolio, over time, by collecting lease payments on that equipment and remarketing the equipment when it comes to the end of the term of its lease or sell the equipment in one or more portfolio sales. The Company will be capable of engaging in such a "run-off" liquidation only if its lenders allow it to engage in that activity and provide cash to the Company to permit it to meet its ongoing obligations. No assurances can be given that the Company's lenders would permit such a run-off liquidation or that, even if they did, the Company would be able to implement it with sufficient remarketing success to ensure the retirement of its debt obligations. If the Company were forced to sell its equipment portfolio, rather than engage in a run-off liquidation, it is unlikely that such sale would produce sufficient proceeds to pay off all of the Company's obligations. (See "MD&A - Liquidity and Capital Resources," particularly "Status of Debt Financing Arrangements," and "Reductions in Residual Values," above.)

     Interest Rate Risk. The Company's equipment leases have been structured on a fixed periodic (i.e., monthly or quarterly) rental basis. Prior to obtaining long-term financing for its leases and the related equipment, the Company has historically financed the purchase of those assets through short-term, "warehouse" lines of credit which bear interest at variable rates. The Company is exposed to interest rate risk on leases financed through its warehouse facilities to the extent interest rates increase between the time the leases are initially financed and the time they are permanently financed. Increases in interest rates during this period could narrow or eliminate the spread, or result in a negative spread, between the effective interest rate the Company realizes under its leases and the interest rate the Company pays under its warehouse facilities or, more importantly, under the borrowings used to provide long-term financing for such leases. There can be no assurance that the profitability of the Company will not be adversely affected during any future period by changes in interest rates or that the Company's lenders will not increase the interest rates on borrowings under the Company's lines of credit, if any of those lines of credit were to be renewed.

     The Company's U.S. lenders have waived the right to default interest under existing lines of credit through the termination date of the forbearance agreements with the lenders. In several cases, the lender has instituted a base borrowing rate that is higher than previously required. However, there can be no assurances that the lenders will not demand the Company to pay interest on the outstanding principal amount on its lines of credit at the default rate (generally 2% to 3% over the current interest rate) as a condition to extend the terms of the forbearance agreements beyond the extension date of October 15, 1999. The imposition of such additional interest costs would have an adverse effect on the Company's results of operations and financial condition. Furthermore, the Company's present financial condition will not allow it to borrow, for the foreseeable future, either short-term or long-term, at the favorable interest rates it experienced in the past. Accordingly, the Company's margins on a substantial portion of its existing lease portfolio will be materially reduced. (See "MD&A - Liquidity and Capital Resources," particularly "Status of Debt Financing Arrangements.")

     Dependence on Major Customers. The Company has two customers, Ernst & Young LLP and Northern Telecom, which accounted for 28% and 12%, respectively, of 1998 revenues. In addition, Ernst & Young LLP and Northern Telecom represented 16% and 19%, respectively, of the Company's Dollar Volume in 1998. The Company's outstanding lease agreements with Ernst & Young LLP and Northern Telecom expire over the next one to two years. In the event that Ernst & Young LLP or Northern Telecom, or any of the Company's other major customers, cease to lease additional equipment or materially reduce the amount of equipment they lease from the Company in the future, the Company's operating results and financial condition could be materially adversely affected. Because of the Company's current financial situation, it is not in a position to lease substantial amounts of equipment to any customer or to replace any significant business it has lost as a result of such financial situation, whether from major customers, other existing customers or new customers. (See "MD&A - Liquidity and Capital Resources - Status of Debt Financing Arrangements.") In the event any of such customers returns to the Company a material amount of the equipment it has leased from the Company at the expiration of the term of the respective lease or leases, the Company's operating results and financial condition would be materially adversely affected. (See "Reduction in Residual Values," above.)

     Management of Growth and Operations. In the past five years, the Company has financed a significantly greater number of leases than it had in the first seven years of its existence. As a result of this rapid growth and the acquisition of its Canadian operations, the Company's investment in leases grew from $125,000,000 at December 31, 1994 to more than $700,000,000 at December 31, 1998. In light of this growth, the historical performance of the Company's lease portfolio is of limited relevance in predicting future lease portfolio performance. Any credit or other problems, including the recovery of the Company's estimated residual values on its leased equipment, associated with the large number of leases financed in recent years, only became apparent in the latter half of 1998.

     In order to support the growth of its business, the Company hired a substantial number of new personnel from the beginning of 1996 through late 1998. In the process of implementing its expansion goals (See "Global Expansion" and "Small-ticket Operations," below), in 1997 and 1998 the Company acquired three separate foreign leasing operations, with an aggregate of approximately 90 employees, and their own software systems. The Company has absorbed the effects of additional personnel costs and the implementation and integration of new software systems necessary to manage such growth.

     Given its recent financial difficulties, the Company's future operating results and ability to realize the residual values in its lease portfolio will depend on its ability to attract, retain and replace skilled employees, as needed, and on the ability of its officers and key employees to implement and improve its operational and financial systems and to train and manage its employees. Because of those financial difficulties, the ability of the Company to retain or replace key employees has been materially adversely affected. The Company's inability to manage its operations effectively, or to attract and retain the personnel required, could have a material adverse effect on the Company's results of operations and its ability to continue in operations.

     Global Expansion. In April 1996, the Company expanded its lease financing activities to Western Europe by acquiring a small independent leasing company in the United Kingdom. In April 1997, the Company acquired the lease portfolio of a Canadian leasing company, with lease operations similar to the Company's operations, and now conducts business throughout Canada. In July 1998, the Company acquired a Canadian company, with operations throughout Canada, in the small-ticket leasing business. (See "Small-ticket Operations", below).

     International activities pose certain risks not faced by leasing companies that limit themselves to United States lease financing activities. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, have had, and could further have, an impact on the Company's results of its international operations. International activities could also be adversely affected by factors beyond the Company's control, including the introduction of the Euro in certain countries in Western Europe, the imposition of, or changes in government controls, export license requirements, or tariffs, duties or taxes, and changes in economic and political conditions. In addition, cross-border leasing transactions within Western Europe raise the risk that VAT or other taxes that are not reimbursable by the lessee may be imposed on the transactions.

     The Company's European and Canadian operations are not presently financing new operating leases, due principally to the Company's inability to obtain additional debt and transaction "equity" financing from its lenders. The Company has limited capabilities in Canada to finance its small-ticket business.

     Year 2000. As the Year 2000 approaches, a critical issue has emerged as to whether application software programs and operating systems utilized by a company and the companies with which it does business can accommodate date values before, at, and after midnight, December 31, 1999. In brief, many software applications and hardware with embedded logic only accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these products would be able to process accurately.

     In late 1998 the Company undertook a preliminary review of equipment in its portfolio to determine whether such equipment and, as a result, its use and market value would be materially adversely affected by the "Year 2000" conversion. The Company has, directly or indirectly, obtained representations from the manufacturers of virtually all the equipment it leases that the equipment is or will be Year 2000 compliant, with the use of a software "patch" to be provided at no expense by such manufacturer. Based solely on such representations, the Company presently believes that it is likely that only an immaterial amount, as measured by current book value, of the equipment in its portfolio is not Year 2000 compliant. However, no assurances can be given that the representations of each of such manufacturers are accurate.

     The Company commenced a more detailed review of equipment in its portfolio during the second quarter of 1999. It presently plans to complete that review in the fourth quarter of 1999. The Company's leases generally include a disclaimer with respect to the Company giving the lessee any representations concerning the performance of the equipment subject to such leases, and include a so-called "hell-and-high water" provision, requiring the lessee to continue to make payments under the leases, even if the equipment subject to the leases does not perform as represented by its manufacturer or at all. However, if any equipment leased by the Company is not, or cannot be easily made Year 2000 compliant, the lessee may cease making lease payments during the balance of the term of the lease and is likely to return such equipment to the Company upon the expiration of its lease, and its fair market value is likely to be negligible, in which case the Company would not be able to recover its estimated residual value in such equipment. (See "Reduction in Residual Value," above.)

     For several months the Company has been engaged in a review of the software and systems it uses in an effort to determine whether it or its operations may be materially and adversely affected by the Year 2000 conversion. In that review, the Company has identified certain software applications as being "mission critical" applications used in daily operations. Such applications include lease management, accounting, and financial reporting systems. The Company has inquired of, and generally obtained the assurance of the providers of such software with respect to it being Year 2000 compliant. Based on its review, the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will materially adversely affect the Company or its operations. The Company retained consultants to test the software and systems used by its U.S. operations. That testing was completed in May 1999 and did not reveal any significant Year 2000 compliance problems. The Company presently expects to have the software and systems of its Canadian operations testing completed in the fourth quarter of 1999. With respect to the software and systems of its European operations, given the present run-off mode of those operations, the Company does not plan to retain consultants to provide such testing, but rather will rely on the assurance with respect to Year 2000 compliance provided by the vendors of the software and systems, which are fairly new. However, no assurances can be given that such review by the Company or such testing have uncovered or will uncover every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

     In late 1998 the Company commenced a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may have a material adverse effect on the Company or its operations, as a result of the year 2000 conversion. The Company presently expects to complete such review by September 1999. As the review is not complete, the Company is unable to conclude as to whether any software or systems of such parties may have an adverse effect on the Company. As part of this review, the Company is attempting to obtain assurances in writing from each party, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interface with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain such assurances from each party or that it will be able to obtain, on a timely basis or at all, the information from each party necessary for the Company to determine whether the company or its operations may be adversely affected by the software or systems of such parties.

     The Company maintains an ongoing effort to identify and evaluate potential exposure relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. At present, the Company cannot quantify the total cost of recognizing, evaluating, and addressing any such exposure. The Company's Board of Directors has approved a budget of approximately $600,000, to recognize and evaluate any such exposures. The Company expended approximately $250,000 and $200,000 on those efforts in 1998 and in the first six months of 1999, respectively. A majority of such costs must be expensed and, accordingly, will adversely impact the Company's results of operations in 1999. No assurances can be given that such budget will be adequate to recognize and evaluate all of the Company's Year 2000 conversion exposures. No amounts have been budgeted or set aside to cover any costs necessary to respond to, or provide contingency planning for, any Year 2000 conversion exposures that may be identified or discovered, through the Company's efforts, nor has the Company implemented any contingency planning to deal with any such exposure it may identify. Furthermore, the biggest risk to the Company with respect to Year 2000 compliance issues, that one or more of its lessees will delay making, or cease making, lease payments, either because its leased equipment that is not Year 2000 compliant or because software or systems on which it is relying are not Year 2000 compliant. Any delay or cessation of lease payments would have a material adverse effect on the Company's financial condition and results of operations.

     Small-ticket Operations. In July 1998, the Company acquired Bayshore Leasing, a Canadian company engaged in small-ticket lease financing. The acquired company specializes in high volume origination, processing and administration of lease transactions, typically involving less than $20,000 of equipment, to small businesses. Although no assurances can be given, particularly given the impact of recent events on the Company's access to additional capital (see "MD&A - Liquidity and Capital Resources - Status of Debt Financing Arrangements"), the Company hopes to expand the existing small-ticket operations in Canada, and provide a small-ticket leasing capability to its U.S. customers, through a web-based lease financing system recently made operational in Canada. Unless the Company is able to find a vehicle or source to finance its existing and projected small-ticket operations, it will not be able to expand or continue such operations.

     The Company's current management team has had limited experience in managing a high volume, people intensive small-ticket operation with lower credit profile lessees. In addition, there can be no assurances that the Company will be able to expand those operations in Canada or begin providing small-ticket financing capabilities in the U.S. without exacerbating the problems it faces in managing its existing business. (See "Management of Growth and Operations," above.) If the operations of the acquired company or the possible expansion of the Company's small-ticket activities are not well managed, the Company could suffer losses from its small-ticket operations, which could have a material adverse affect on its results of operations and financial condition.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     This report includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, without limitation, with respect to demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing to support its anticipated activities, risks and uncertainties of doing business in Europe and Canada and other foreign countries, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to recover its investment in its foreign operations, the impact on the Company of changes in its depreciation practice, the ability of the Company to enter into new strategic relationships and extend existing strategic relationships, the performance of the Company's strategic partners, the ability of the Company to manage its operations, the willingness of the Company's lenders to extend their forbearance agreements with the Company and provide financing to cover the Company's operational expenses, the ability of the Company to meet its obligations under forbearance agreements with its lenders, the willingness of the Company's lenders and holders of its convertible subordinated notes to enter into agreements with the Company to restructure its debt, the willingness of the Company's lenders to forbear from exercising remedies against the Company, and the ability of the Company to successfully implement web-based, small-ticket lease financing activities in Canada and the U.S. are forward-looking statements. These statements are based on certain assumptions and, in certain cases, analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks or uncertainties, including the risk factors described above under "Factors That May Affect Future Operating Results," general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors and existing shareholders are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in forward-looking statements.

                             ITEM 2.     PROPERTIES

     The Company's home office is located in leased space at 10 Almaden Boulevard, San Jose, California 95113. The Company also leases office space for its regional offices in the Atlanta, Boston, Chicago, Dallas, New York and Los Angeles metropolitan areas. The aggregate monthly rent under the Company's U.S. office leases, with respect to an aggregate of approximately 34,800 square feet, was approximately $65,000 as of December 31, 1998. The Company also leases office space in Europe and Canada. The aggregate monthly rent under the Company's European and Canadian office leases, with a total area of approximately 29,800 square feet, aggregated $37,000, as of December 31, 1998.

                          ITEM 3.    LEGAL PROCEEDINGS

     Other than as described below, the Company is not involved in any material legal proceedings, and is not aware of any pending or threatened legal proceedings, an unfavorable outcome in which could have a material adverse effect upon its financial condition or results of operations.

     In the fourth quarter of 1998, the Company was served with a complaint filed as a class action in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934. The class action was commenced on behalf of persons who purchased the common stock of the Company during the period between July 23, 1998 and November 9, 1998, inclusive. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The action is in its very early stages, and the Company has only recently begun the evaluation of the allegations and claims made in the complaint. The Company has not yet answered or otherwise responded to the complaint.

     In the fourth quarter of 1998, the Company was also served with a complaint filed as a class action in the United States District Court for the Northern District of California on behalf of persons who purchased the Company's 6.875% convertible notes due 2003 during the period between July 23, 1998 and November 9, 1998, inclusive. The complaint alleges violation of the Securities Exchange Act of 1934. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The action is in its very early stages, and the Company has only recently begun the evaluation of the allegations and claims made in the complaint. The Company has not yet answered or otherwise responded to the complaint.

     In the first quarter of 1999, the Company was served a complaint, filed in the United States Bankruptcy Court in Delaware, by Memorex Telex Corporation ("MTC"), the debtor in a Chapter 11 proceeding. The complaint alleges that the Company failed to pay MTC a portion of residual payments to which the Company was entitled, relating to residual sharing arrangements between the parties, arising out of equipment leased by the Company (other than to the State of California) that was purchased from MTC. The Complaint does not specify any amount of damages. The Company has answered the complaint and filed a cross complaint against MTC on related matters, the amount of claims under which are, in the Company's judgment, likely to be in excess of the amount of MTC's claims against the Company.

     In the second quarter of 1999, CompUSA Inc. filed an action against the Company in the state court located in Dallas, Texas, alleging that the Company had failed to pay CompUSA for certain hardware and software subject to leases entered into between the Company and H.J. Meyers & Co., Inc., a broker-dealer now in liquidation. In the complaint, CompUSA alleges that the Company is obligated to pay CompUSA approximately $740,000 for such hardware and software. The Company has filed an answer to the complaint, in which it denied owing any sums to CompUSA, and intends to vigorously defend the action.

     In the third quarter of 1999, the Company received in the mail a complaint, filed in the U.S. District Court in the Eastern District of North Carolina, alleging that the Company owed certain sums to MTX, Inc., a company with which the Company has had business dealings. The complaint alleges that the Company owes MTX approximately $1,235,000 for maintenance payments with respect to equipment leased by the Company to the State of California, $30,000 for remarketing fees, and $460,000 representing equipment purchased by the Company from Memorex Telex Corporation, the right to payment of which was allegedly assigned to MTX. The Company presently believes that it has claims against MTX, in an amount in excess of any amounts it may owe MTX and expects to file a cross-complaint against MTX for those amounts.

                        ITEM 4.   SUBMISSION OF MATTERS
                         TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                                    PART II

                ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED SHAREHOLDER MATTERS

Dividend Policy

     The Company has never paid a dividend to its shareholders and does not anticipate paying a dividend in the foreseeable future, as the Company's Board of Directors intends to retain any earnings for use in the business. Several of the agreements with respect to the Company's secured bank lines of credit include a covenant which prohibits the Company from paying dividends in any year in excess of 25% of its net income for that year. Any future determination concerning the payment of dividends will depend upon any such dividend restrictions, the Company's financial condition, the Company's results of operations, and such other factors as the Board of Directors deems relevant.

Price Range of Common Stock

     On November 14, 1997, the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol LSN. Prior to November 1997, the Company's common stock was quoted on the NASDAQ National Market, under the symbol LSSI. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on the NASDAQ and the NYSE.

                                                                                                 High          Low
                                                                                              -----------  -----------
1996
   First Quarter............................................................................     $ 15.620      $12.500
   Second Quarter...........................................................................       17.250       12.375
   Third Quarter............................................................................       30.250       13.000
   Fourth Quarter...........................................................................       35.500       23.750

1997
   First Quarter............................................................................     $ 32.500      $16.125
   Second Quarter...........................................................................       19.500        6.750
   Third Quarter............................................................................       19.125       14.750
   Fourth Quarter...........................................................................       24.750       18.000

1998
   First Quarter............................................................................     $ 28.625      $21.500
   Second Quarter...........................................................................       30.250       25.750
   Third Quarter............................................................................       34.375       21.500
   Fourth Quarter...........................................................................       27.375        3.625

     As of December 31, 1998, there were approximately 160 shareholders of record of the Company's common stock.

1999
   First Quarter............................................................................       $5.438       $2.188
   Second Quarter...........................................................................        2.250         .563

                 ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                             Years Ended December 31,
                                     -----------------------------------------------------------------------
                                           1998           1997          1996          1995          1994
                                       -------------  ------------  ------------  ------------  ------------
                                                       (In thousands, except per share data)
Income Statement Data:
Revenues:
 Operating lease revenue.............      $292,709       $217,781      $141,838       $77,317       $55,319
 Earned lease income.................         6,427          2,924         2,091         2,885         4,256
 Interest income.....................           397            219           393           462           327
 Other...............................           119          4,319           274            12           185
                                           --------       --------      --------       -------       -------

 Total revenues......................       299,652        225,243       144,596        80,676        60,087
                                           --------       --------      --------       -------       -------

Costs and expenses:
     Depreciation charges:
    Operating leases.................       237,646        151,659        96,256        51,164        37,781
    Impairment.......................        18,106             --            --            --            --
    Defaults.........................         5,022             --            --            --            --
 Goodwill impairment.................        10,001             --            --            --            --
 Selling, general and administrative.        33,035         18,874        12,300         8,584         7,294
 Interest............................        42,697         30,067        19,018        10,428         6,523
     Inventory write down / loss on
      sale of equipment..............        15,823             --            --            --            --
 Other...............................         3,805          2,046         1,100           641           837
                                           --------       --------      --------       -------       -------

 Total costs and expenses............       366,135        202,646       128,674        70,817        52,435
                                           --------       --------      --------       -------       -------

Income (loss) before income taxes....       (66,483)        22,597        15,922         9,859         7,652
Provision (benefit) for income taxes.       (10,375)         9,536         6,549         3,931         3,060
                                           --------       --------      --------       -------       -------

Net income (loss)....................      $(56,108)      $ 13,061      $  9,373       $ 5,928       $ 4,592
                                           ========       ========      ========       =======       =======

Net income per share (fully diluted).        $(6.84)         $1.55         $1.16          $.93          $.75
                                           ========       ========      ========       =======       =======

Shares used in computing per share
 amounts.............................         8,203         10,444         8,077         6,373         6,096
                                           ========       ========      ========       =======       =======

                                                                             At December 31,
                                           -----------------------------------------------------------------------------------
                                                1998             1997             1996             1995             1994
                                           ---------------  ---------------  ---------------  ---------------  ---------------
Balance Sheet Data:
 Investment in leases....................         $641,356         $551,294         $376,960         $208,483         $124,621
 Total assets............................          746,795          596,731          407,291          224,102          141,364
 Recourse debt...........................          341,776          269,591          182,739           71,681            9,897
 Nonrecourse debt........................          329,300          202,259          138,919           93,354           89,594
 Shareholders' equity....................           18,755           76,587           63,556           30,912           24,438

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Business

     Leasing Solutions, Inc. (the ''Company'') has been in the business of leasing information processing and communications equipment, principally to large, creditworthy customers, until 1998, primarily through vendor programs and strategic alliances with equipment manufacturers, value-added resellers and systems integrators. Historically, the Company has focused on operating leases. To date, the Company has purchased approximately $1.7 billion of equipment for lease to its customers. Beginning in 1996 and continuing into 1997 and 1998, the Company expanded its operations to Western Europe and Canada through acquisitions of existing leasing companies, or lease portfolios, and related operations. Due to recent events that have materially and adversely affected the Company's business and financing arrangements, the Company has been forced to change its focus on operating leases and its entire business operations. (See "Business - Introduction," above.)

Lease Accounting

     Historically, the Company has principally engaged in two types of lease transactions which, in accordance with Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," are classified as operating leases or direct finance leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

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

     Operating Leases. All lease contracts, which do not meet the criteria of direct finance leases, are accounted for as operating leases. Monthly lease payments are recorded as operating lease revenues. Leased equipment is recorded, at the Company's cost, as "Investment in operating leases" and depreciated on a straight-line basis over the lease term to the estimated residual value at the expiration of the lease term. The residual value of an item of leased equipment is its fair market value at the expiration of the lease. Residual values are estimated at the inception of the lease and reviewed quarterly over the term of the lease. Estimated residual values of leased equipment may be adjusted.

     Decreases in estimated residual values are made as any decline in residual value becomes apparent, and are reflected over the remaining term of the lease by increased depreciation expense for operating leases or by decreased earned lease income for direct finance leases. During the third and fourth quarters of 1998, the Company decreased its estimates of residual values related to substantially all of its portfolio of computer equipment under operating leases. As a result, the Company incurred substantial charges to depreciation expense for the fourth quarter of 1998. The impact of the change in estimated residual values on depreciation expense is discussed in more detail below.

     When equipment is sold, the net proceeds realized in excess of the estimated residual value are generally recorded as "Other Revenue," or the amount by which the estimated residual value exceeds the net proceeds is
recorded as a loss under "Other Expenses."   (See "Business-Leasing and Sales
Activities-Remarketing.") When
equipment is re-leased, the Company continues to depreciate the equipment in accordance with the Company's then current estimate of its residual value, and the monthly lease payments are recorded as revenue when billed.

     Substantially all of the leases into which the Company enters are noncancelable transactions under which the lessee must make all scheduled payments, maintain the equipment, accept the risk of loss of such equipment and pay all equipment related taxes. (See "Business - Leasing and Sales Activities - Lease Terms and Conditions.")

Results of Operations for the Three Years Ended December 31, 1998

     Net Income (Loss). For the year ended December 31, 1998, the Company's operations resulted in a net loss of $56,108,000, or a change of $69,169,000, compared to net income of $13,061,000 in 1997. The operating loss primarily resulted from: losses on sales of equipment returned at the end of leases; reserves provided to adjust the value of equipment previously returned at the end of a lease that remained in inventory at year end; acceleration of depreciation expense associated with the adjustment of the Company's estimate of residual values of equipment on lease; impairment reserves provided against specific leases in the operating lease portfolio; additional depreciation related to assets under lease to two companies that filed for bankruptcy; impairment of goodwill; and increased general expenses incurred in relation to the Company's bank negotiations and financial restructuring. The net loss for 1998 represented $6.90 on a per share basis, compared to net income per share of $1.55 for 1997. Net income for the year ended December 31, 1997 was $13,061,000 and represented an increase of $3,688,000, or 39%, over net income of $9,373,000 in 1996. Net income per share for 1997 increased 34% to $1.55, compared to $1.16 one year earlier. The increase in earnings in 1997 was primarily the result of increases in operating lease and other revenues that outpaced increases in costs and expenses.

     Revenues. Revenues for the year ended December 31, 1998 increased $74,409,000, or 33%, to $299,652,000 from $225,243,000 one year earlier.
Revenues for 1997 represented an increase of $80,647,000, or 56%, over $144,596,000 for the same period in 1996. The increase in revenues in both periods is primarily the result of increases in operating lease revenues which comprised 98%, 97% and 98% of total revenue in 1998, 1997, and 1996, respectively.

     Operating lease revenue grew to $292,709,000 for the year ended December 31, 1998, representing an increase of $74,928,000, or 34%, over $217,781,000 in
1997. In 1997, operating lease revenue of $217,781,000 represented an increase of $75,943,000, or 54%, over $141,838,000 in 1996. The increase in operating lease revenue for 1998 and 1997 reflects a higher average investment in operating leases, resulting from increases in operating leases originated or acquired by the Company over the three-year period.

     Earned lease income derived from direct finance leases for 1998 increased $3,503,000, or 120%, to $6,427,000, compared to $2,924,000 one year earlier.
The increase in earned lease income in 1998 was primarily due to the acquisition of Bayshore Leasing, a Canadian small-ticket, direct finance lessor, in July of 1998. In 1997, earned lease revenue increased $833,000, or 40%, to $2,924,000 from $2,091,000 in 1996. The increase in earned lease revenue reflected an increase in direct finance leases resulting from the Canadian acquisition in 1997, offset, in part, by outstanding direct finance leases being paid down.

     Other revenue in 1998 decreased $4,200,000, or 97%, to $119,000, from $4,319,000 for the same period one year earlier. The decrease in other income is primarily due to losses recognized on the sale of equipment returned from customers at the end of leases. Offsetting the losses on sales of returned equipment was a gain of $1,604,000, resulting from the sale of a portfolio of leased equipment in June 1998. Other revenue of $4,319,000 in 1997 represented an increase of $4,045,000, over $274,000 in 1996. The increase in other revenue reflects the sale of two lease portfolios in 1997 which resulted in aggregate gains of $4,408,000.

     Depreciation - Operating Leases. Depreciation expense primarily relates to equipment under operating leases. For the year ended December 31, 1998, depreciation expense of $237,646,000 represented an increase of $85,987,000, or 57%, over $151,659,000 in 1997. The increase in depreciation expense in 1998 is primarily due to an increase in the operating lease base resulting from increases in operating leases originated by the Company and the effect of a change in the estimated residual values of leased equipment. In 1997, depreciation expense increased $55,403,000, or 58%, over $96,256,000 in 1996. The increase in depreciation for 1997 was principally the result of an increase in the operating lease base resulting from an increase in operating leases originated or acquired by the Company.

     Historically, the Company's estimate of the residual value of leased equipment has been based on an estimate of the percentage of equipment remarketed "in place" to the original lessee, estimates of the expected rent collected beyond the initial term of a lease ("renewal rent"), and an expected sales value upon the return of the equipment by the customer. During the third and fourth quarters of 1998, the Company began to experience a significant decrease in the percentage of equipment remarketed in place to the original lessee. As a result of the experience in the third quarter with the percentage of equipment remarketed in place to the original lessee, the expected amount of sales proceeds and renewal rent to be realized on 24 and 36-month leases, in the fourth quarter of 1998, the Company decreased its estimates of residual values related to most of its leased equipment. The effect of the change in estimated residual values was to increase depreciation expense from the date of implementation of the change through the remaining term of a lease. The impact on depreciation expense of changes in residual estimates was approximately $14,500,000 in the fourth quarter of 1998.

     Depreciation expense as a percentage of operating lease revenue was 81% for the year ended December 31, 1998, compared to 70% and 68%, respectively, for the years ended December 31, 1997 and 1996. The increase in 1998 reflects the impact on depreciation expense of the change in estimated residual values implemented in the third and fourth quarters of 1998. Depreciation expense represented 120% of operating lease revenue in the fourth quarter of 1998. Currently, the Company expects this ratio to decline from the level of the fourth quarter of 1998 as the existing lease portfolio runs off; however, on an ongoing basis, this ratio is expected to exceed the historical levels experienced in 1997 and 1996.

     The Company believes that cash flows from its leases are adequate to recover the recorded investment at December 31, 1998. However, cash flows for many leases are not expected to be adequate to also cover interest and administrative costs and return a profit to the Company.

     Depreciation - Impairment . Impairment for the year ended December 31, 1998 was $18,106,000 for specific leases in the operating portfolio deemed to be impaired, based on estimated cash flows from the equipment as compared to the current book value of the equipment. No similar charges were incurred in prior years. (See "Note 4 to Consolidated Financial Statements.")

     Depreciation - Defaults. The Company recorded additional depreciation of $5,022,000 as a result of early cancellation of lease contracts with two companies that filed for bankruptcy in 1998. There were no similar charges in the prior years. This charge consists of approximately $164,000 due to the write off of the outstanding accounts receivable balance and the loss of the residual value of approximately $4,858,000.

     Goodwill Impairment. In 1998, the Company wrote off approximately $10,000,000 in goodwill associated with the acquisition of Bayshore Leasing based on an analysis of future operating lease income, residual income, depreciation expense, interest expense and other expenses. There were no similar charges in prior years.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 increased $14,161,000, or 75%, to $33,035,000, compared to $18,874,000 for the same period one year earlier. The increase in SG&A expenses in 1998 is primarily due to increased personnel costs associated with the overall growth in international leasing activities, particularly increases in personnel in the European and Canadian sales, lease contract administration, information systems areas to support such growth, and the Bayshore acquisition. In addition, the Company experienced increases in legal and professional fees, aggregating $3,020,000, related to the Company's negotiations with banks and restructuring of the Company's financing arrangements. SG&A expenses in 1997 represented an increase of $6,574,000, or 53%, over $12,300,000 in 1996. The increase for 1997 was due to increased personnel costs and compensation associated with the overall growth in leasing activities, particularly increases in personnel in sales, lease contract administration, and information systems areas to support such growth, and an increase in discretionary year-end bonuses from the prior year. In addition, a substantial increase in personnel in 1997 resulting from the Company's expansion to Canada and to Europe was a significant contributor to the increase in SG&A expenses. The 1998 and

1997 SG&A expenses were also significantly affected by increases in travel costs associated with increased leasing activity and the expansion of the Company's foreign operations in Europe and Canada, increased occupancy costs resulting from an expansion of the Company's operations.

     Interest Expense. Interest expense increased $12,630,000, or 42%, to $42,697,000, for the year ended December 31, 1998. The increase in 1998 from $30,067,000 in 1997 is primarily due to higher average recourse and nonrecourse debt balances, related to higher average investment in leases. In 1997, interest expense of $30,067,000 represented an increase of $11,049,000, or 58%, over $19,018,000 in 1996. The increases in 1997 were due to higher recourse and nonrecourse debt outstanding, related to the higher average investment in leases.

     Inventory Write Down / Loss on Sale of Equipment. Reflects the write down of approximately $15,823,000 from the book value of equipment that came off lease and was sold or remained in inventory at the end of 1998. There were no similar charges in prior years.

     Other Expense. Other expenses increased $1,759,000, or 86%, to $3,805,000, from $2,046,000 in 1997. This increase is primarily the result of the amortization of goodwill related to the acquisitions of Bayshore Leasing Corporation, and increased remarketing expenses.

     Income Taxes. Provisions (benefit) for income taxes were (15.6)%, 42.2% and 41.1% of income (loss) before income taxes for 1998, 1997, and 1996, respectively. The benefit for income taxes for 1998 resulted from the Company's loss. The benefit tax rate is less than statutory federal rate due to net operating loss carryforwards and a valuation allowance to reduce certain assets to zero. The increase in the effective tax rates from 1996 to 1997 relates primarily to the Company's international expansion and changes in the geographic distribution of the Company's income to states with higher tax rates.

Status of Debt Financing Arrangements

     On May 25, 1999, the Company concluded negotiations for 80-day forbearance agreements with its secured lenders. Under the terms of the agreements, the lenders had agreed to forbear until August 15, 1999 from exercising remedies which they would otherwise be permitted to exercise as a result of the Company's defaults under its loan agreements with those lenders. This agreement was subsequently extended to October 15, 1999. All debt instruments described below under "Liquidity and Capital Resources" with expired dates come under the forbearance agreements.

     The terms and conditions of the forbearance agreements impose substantial reporting and cash allocation obligations and other covenants, as well as representations, warranties and covenants standard in forbearance agreements. In the event the Company were to breach any of these obligations under any of the forbearance agreements, and, with respect to most breaches, fail to cure such breaches within a specified period of time, all of its lenders would have the right to exercise the remedies under their respective loan agreements. Additionally, unless all of the forbearance agreements are extended at the end of the forbearance period, the lenders will have the right to exercise their remedies at that time.

     The agreements for most of the facilities described below contain covenants regarding leverage, interest coverage, minimum net worth and profitability, and a limitation on the payment of dividends. As a result of its loss in the quarter ended September 30, 1998, the Company was in breach of its profitability covenant under several of its borrowing agreements. The Company obtained a waiver of such breach from the requisite number of lenders under each of those agreements. As a result of payment defaults under most of its lines of credit and financing arrangements, and its substantial loss in its fourth quarter of 1998, resulting in the Company being in breach of several of its financial covenants, defaults have occurred under those lines of credit and financing arrangements. Under the forbearance agreements, the lenders have agreed to forbear until October 15, 1999, from exercising remedies which they would otherwise be permitted to exercise as a result of those defaults. The extended agreements do not provide for any additional borrowing availability.

     The bank facility for the Company's Canadian operations expired August 28, 1999. Although the bank continues to permit the Company to borrow under the facility, at reduced availability levels, no assurances can be given that the bank will permit such additional borrowings in the future. The Canadian operations has discontinued providing new operating lease financing, and has obtained long-term financing for its small ticket operations by selling off its small ticket leases, from time to time, to another leasing company.

     On July 30, 1999, the Company and its European subsidiary entered into an agreement with its European lending syndicate extending the maturity date of its European credit agreement to December 31, 2000. In the event the European subsidiary were to breach any of its obligations under the extended agreement, and fail to cure such breach within a specified period of time, the lenders would have the right to exercise their remedies under the credit agreement. The extended agreement does not provide for additional borrowing availability.

     Borrowings under the below-described facilities or transactions are generally secured by the lease receivables financed under such arrangements, and the related equipment. Payments under the Company's borrowings and the maturities of its long-term borrowings, other than with respect to its equity investment, are typically structured to match the payments due under the leases securing the borrowings.

Liquidity and Capital Resources

     See "Factors That May Affect Future Operating Results - Ability of Company to Continue Operations and Dependence on Availability of Financing" for a discussion of the Company's present liquidity position, risks that such liquidity position will become more difficult and the limitations on availability of financing to the Company.

     The Company generated cash flow from operations of $209,949,000 during 1998, compared to net loss of $56,108,000 for the same period. Cash flow from operations was higher than the net loss primarily as a result of non-cash expenses, such as depreciation, amortization and impairment charges, of $287,370,000, and the combined effect of other sources and uses of cash from operations, including those resulting from changes in accounts receivable, accounts payable, deferred income taxes, and other assets and liabilities, totaling $21,373,000. Investing activities, which are primarily related to investments in equipment for lease, used $363,264,000 during the period. Financing activities generated $173,785,000 from $1,363,173,000 in new borrowings of recourse and nonrecourse debt and $1,414,000 from the Company's issuance of common stock upon exercise of options, reduced by $1,158,778,000 used to repay recourse and nonrecourse borrowings and $2,655,000 to repurchase shares of common stock. The net result of the above activity for 1998 was an increase in cash and cash equivalents of $20,659,000.

     Debt financing has typically provided approximately 85% to 90% of the purchase price of the equipment purchased by the Company for lease to its customers. For the Company's European operations, the percentage has been in the range of 80% to 85%. The 10% to 15% balance (15% to 20% in Europe) of the purchase price (the Company's "equity" investment in equipment) must generally be financed by cash flow from its operations, additional debt if available, common stock, or convertible debt sold by the Company. As a result of the recent payment defaults under most of the Company's lines of credit or other borrowing arrangements, on May 25, 1999, the Company entered into an 80-day forbearance agreement with its secured lenders. The Company's ability to finance its leasing activities during the forbearance period and for the foreseeable future will be severely limited. (See "Status of Debt Financing Arrangements," below.)

     As has been the case historically, the Company's cash flow from operations will only be sufficient for the Company to finance a relatively small percentage of its projected equity investment requirements. As a result of the Company's losses for its third and fourth quarters of 1998 and the related adjustments to book values of certain of its equipment portfolios, and the status of its financing arrangements, the Company is unlikely to be able to finance any significant portion of any equity investment requirements through recourse debt or the sale of common stock or convertible debt. As a result, the Company has determined not to finance additional operating leases for the foreseeable future. (See "Status of Debt Financing Arrangements" below.)

     In October 1996, the Company closed a public debt offering for $71,875,000 of Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven-year Convertible Notes bear interest at a rate of 6.875% per annum and are convertible into shares of common stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the Convertible Notes beginning in October 1999. This public debt offering and prior public offerings of the Company's common stock were made principally to raise "equity" for the Company's purchase of equipment for lease to its customers. Due to the Company's default on its payment obligations on most of its secured debt, the Company is prohibited, under the Indenture for the Convertible Notes, from making the April 1999 interest payment on the Convertible Notes. Although no assurances of success can be given, it is likely that the Company will propose to the holders of the Convertible Notes a non-cash alternative to payment of principal and/or interest on the notes, most likely in the form of the conversion of the principal balance of, and accrued interest on, the notes to common stock of the Company.

     Historically, prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under short-term, revolving recourse facilities in the United States totaled $200,000,000 at December 31, 1998 ($175,000,000 at March 31, 1999). A brief description of each of those facilities follows.

     (1) $175,000,000 revolving warehouse facility syndicated with eleven banks, expired July 15, 1999. At December 31, 1998, $89,173,000 with a weighted average interest rate of 7.01%, was outstanding under the facility. Borrowings bear interest at the agent bank's prime rate (7.75% at December 31, 1998) or LIBOR (5.2% at December 31, 1998) plus 120 basis points.

     (2) $25,000,000 revolving facility ($24,800,000 outstanding at December 31, 1998) with three banks. Borrowings bear interest at the bank's prime rate (7.75% at December 31, 1998). This line matured December 30, 1998 and additional borrowings are not available.

     The Company also has a $15,000,000 revolving recourse facility ($13,536,000 outstanding at December 31, 1998), which expired on October 15, 1998, with one bank. Borrowings bear interest at the bank's prime rate (7.75% at December 31, 1998). The balance remains outstanding past the expiration date as the Company is in default on this facility.

     In November 1997, the Company's subsidiary in the United Kingdom entered into a revolving recourse line of credit with availability of approximately $50,000,000 ((Pounds)30,000,000 British pounds) from a syndicate of three banks to provide short-term financing for leasing activities in Europe. The Company has guaranteed the subsidiary's obligations under the line. Borrowings under the facility may be made in a number of European currencies and bear interest at 3.05% over 2-month LIBOR (9.51% at December 31, 1998). There was approximately $44,587,000 outstanding under this facility at December 31, 1998. The maturity of the line has been extended as part of the forbearance agreement. No additional borrowings are available under the line.

     The Company's Canadian operations maintain a three-tiered recourse credit facility with a Canadian bank. The Company has guaranteed the subsidiary's obligations under the facility. This facility expired on August 28, 1999, but the bank continues to permit borrowing under each tier of the facility up to the reduced availability set on September 8, 1999. No assurances can be made that the bank will continue to permit such borrowings in the future. The facility is as follows:

     (1) The first tier is an approximately $9,774,000 ($15,000,000 Canadian) revolving facility with repayments due 180 days after each borrowing. Borrowings under this facility were bearing interest, at the borrower's election, at the Canadian prime rate (6.75% at December 31, 1998) plus 25 basis points, or Canadian dollar LIBOR (4.97% at December 31, 1998) plus 135 basis points, or the Bankers' Acceptances rate (4.99% at December 31, 1998) plus a stamping fee of 135 basis points. At December 31, 1998, there was $7,715,000 ($11,806,000 Canadian) outstanding under this facility, with a weighted average interest rate of 6.75%.

          Effective January 12, 1999, the borrowing availability for the first tier was reduced to approximately $7,842,000 ($12,000,000 Canadian) and borrowings under the facility now bear interest at Canadian prime rate plus 75 basis points. Bankers' Acceptances, LIBOR loans and LIBOR rate were removed. Although the facility expired on August 28, 1999, effective September 8, 1999, the borrowing availability on this tier was reduced to $5,864,000 ($9,000,000 Canadian). No changes were made to borrowing rates.

     (2) The second tier is an approximately $3,921,000 ($6,000,000 Canadian) revolving facility with repayments due 90 days after each borrowing. Borrowings under this facility were bearing interest, at the borrower's election, at the Canadian prime rate (6.75% at December 31, 1998) plus 25 basis points or Canadian dollar LIBOR (4.97% at December 31, 1998) plus 135 basis points, or the Bankers' Acceptances rate (4.99% at December 31, 1998) plus a stamping fee of 135 basis points. At December 31, 1998, there was $1,573,000 ($2,408,000 Canadian) outstanding under this facility, with a weighted average interest rate of 7.0%.

          Effective January 12, 1999, the borrowings under the second tier facility bear interest at Canadian prime rate plus 75 basis points. Bankers' Acceptances, LIBOR loans and LIBOR rate were removed. Although the facility expired on August 28, 1999, effective September 8, 1999, the second tier borrowing availability on this tier was reduced to $2,281,000 ($3,500,000 Canadian). No changes were made to borrowing rates.

     (3) The third tier is an approximately $1,960,000 ($3,000,000 Canadian) revolving facility. Borrowings under this facility bear interest at the Canadian prime rate (6.75% at December 31, 1998) plus 150 basis points. At December 31, 1998, there was $87,000 ($134,000 Canadian) outstanding under this facility, with a weighted average interest rate of 8.25%.

          Although the facility expired on August 28, 1999, effective September 8, 1999, the third tier borrowing availability on this tier was reduced to $847,000 ($1,300,000 Canadian). No changes were made to borrowing rates.

     The Company maintained a $100,000,000, nonrecourse revolving facility with an affiliate of a money center bank. This facility expired in March 1999. The interest rate on borrowings under the facility is 125 to 200 basis points over average life "T-Note Proxy Rate" at the time of borrowing. At December 31, 1998, $14,187,000 was outstanding under this facility at a weighted average interest rate of 7.28%.

     In January 1998, the Company, through one of its wholly-owned subsidiaries in the United States, obtained long-term financing for the Company's leasing activities through a $50,000,000 commercial paper-backed conduit, nonrecourse line of credit provided by an affiliate of a money center bank. This facility expired in March 1999. At December 31, 1998, the Company had $27,121,000 outstanding under this facility, at a weighted average interest rate of 7.27%.

     The Company's Canadian operations maintained a revolving recourse line of credit of approximately $9,774,000 ($15,000,000 Canadian) with a Canadian financial institution, with borrowing available through February, 1999. Borrowings under this facility bear interest at Canadian prime rate (6.75% at December 31, 1998) plus 25 basis points or Canadian dollar LIBOR (4.97% at December 31, 1998) plus 135 basis points. There was no outstanding balance under this facility at December 31, 1998. Effective February 16, 1999, the line of credit increased to $22,873,000 ($35,000,000 Canadian), with borrowing available through April 15, 1999. The Canadian dollar LIBOR borrowing rate option was removed. Interest is at prime rate plus 50 basis points.

     In June 1998, the Company completed a commercial paper offering supported by a letter of credit issued by a money center bank. The letter of credit was backed by a $60,000,000 liquidity line of credit with four banks (the "CP Line"). As a result of the Company's defaults under the CP Line, commercial paper may no longer be issued under the Line. At December 31, 1998, an aggregate of $31,006,000, with a weighted average interest rate of 5.6%, was outstanding under the line.

     In June 1998, the Company obtained a $25,000,000, 90-day revolving, recourse line of credit from a financial affiliate of a major investment bank. Borrowings bear interest at the rate of one month LIBOR (6.91% at December 31, 1998), plus 1.25%. At December 31, 1998, there was $23,000,000 outstanding under the line. The Company's obligations under the line are secured indirectly by its interest in the residuals from a portfolio of leased equipment. The line was put into place to provide interim financing prior to the completion of a planned securitization offering by the Company, to be managed by the investment bank. Although the portion of the proposed securitization related to the refinancing of the then existing debt on the portfolio of equipment and related leases securing the Company's obligations under the securitization was completed in late September 1998 (see description of this transaction below), the portion of such securitization intended to finance the Company's equity investment in such equipment and, in the process, the necessary funds to repay the $23,000,000 balance on this line of credit was not completed, principally due to then recent changes in the market for such debt, resulting in a substantial reduction in availability on such market. Pursuant to the terms of the Company's forbearance agreement, the maturity of the borrowing was extended to October 15, 1999.

     In September 1998, the Company completed the private sale, through a wholly-owned subsidiary, of $123,000,000 of equipment asset-backed notes, a so-called "securitization." The weighted average interest rate on the three classes of notes issued in the transaction was 5.63%. The transaction was supported by a note insurance policy issued by a monoline insurer and was rated AAA by both Standard & Poors and Moody's Investor Services. At December 31, 1998, there was $119,334,000 outstanding under the securitization.

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

     The Company's Canadian subsidiary obtains long-term non-recourse financing for lease transactions at the time, or shortly after, it purchases the related equipment. At December 31, 1998, an aggregate of approximately $57,953,000 ($82,790,000 Canadian), with a weighted average interest rate of 6.15% per annum, remained outstanding under all such long-term arrangements. The Canadian subsidiary has borrowing availability for such long-term financing, of $9,774,000 ($15,000,000 Canadian), with a Canadian financial institution. This availability will expire on October 31, 1999, to the extent not used before that date.

     The Company's Canadian operations maintained a long-term non-recourse concurrent lease financing facility with a Canadian public securitization trust vehicle. The total program amount was approximately $52,500,000 ($75,000,000 Canadian) or such greater amount as the parties may have agreed upon in writing or such lesser amount as the borrower may have determined by written notice to the lender. At December 31, 1998, $52,843,000 ($75,490,000 Canadian) was
outstanding under this facility, with a weighted average interest rate of 5.59%. The facility expired on October 15, 1998, and, subsequent to that date, no further borrowing could be made under the facility.

     The Company's Canadian subsidiary has promissory notes outstanding to the sellers of Bayshore Leasing Corporation given as partial consideration for the purchase of Bayshore. Principal and interest (compounding, based on Canadian prime rate which was 6.75% at December 31, 1998) were due and payable on July 1, 1999. Interest increases to Canadian prime rate plus 500 basis points if the promissory notes were not paid by July 1, 1999. At December 31, 1998, the total balance outstanding, including accrued interest, was approximately $4,338,000 ($6,197,000 Canadian). At the time of the acquisition, each of the payees on the notes entered into a Subordination Agreement with the U.S. bank providing the financing for the acquisition. The Company is presently in default on its payment obligations to the bank with respect to such financing. The subordination agreement prevents the Company's Canadian subsidiary from making any payments on the promissory notes, the noteholders from retaining any such payments, and the noteholders from exercising any of their remedies with respect to the notes, in each case, so long as the Company is in default on its payment obligations with respect to such financing.

     See "Note 8" of "Notes to Consolidated Financial Statements" for a discussion of the Company's borrowings used to acquire Bayshore Leasing.

     Based on the Company's current situation, the Company expects to have significant operating losses for 1999. A mismatch exists between future minimum lease payments and future maturities of non-recourse and recourse debts. The Company will attempt to resolve the mismatch through negotiations with its lenders under the forbearance agreements.

Potential Fluctuations in Quarterly Operating Results

     The Company's future quarterly operating results and the market price of its common stock may fluctuate. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing companies or major customers or vendors of the Company.

     The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, as a result of sales by the Company of equipment it has leased to its customers or of sales of the lease receivables under the leases with its customers. Such sales of equipment or lease receivables, which are an ordinary but not predictable part of the Company's business, would have the effect of increasing revenues, and, to the extent sales proceeds exceed net book value, net income, during the quarter in which the sale occurs. However, any such sale could result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company would not receive lease revenue from the sold equipment in those quarters.

     Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding or preceding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

Year 2000

     For a discussion of certain Year 2000 conversion matters potentially affecting the Company and its response to those matters. (See "Item 1 - Factors That May Affect Future Operating results - Year 2000.")

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for the Company for its fiscal year ending December 31, 2001. The Company believes that the adoption of this statement will not have a significant impact on its consolidated financial position, results of operations or cash flows.

                    ITEM 7A. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURE ABOUT MARKET RISK

  The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

  The Company maintains a number of credit facilities with various lending institutions with significant balances that fluctuate with "Prime" and "LIBOR" rates as stipulated in the loan agreements. At December 31, 1998, the Company has a total of $671,076,000 in recourse and non-recourse debt, out of which $196,394,000 are variable rate debt. Based on these significant balances, a change in interest rates could have a material impact on the financial condition of the Company. However an increase of 10% from the effective interest rates at December 31, 1998 would have resulted in an interest expense increase of approximately $1,600,000 or 0.5% of 1998 costs and expenses.

Foreign Currency Exchange Rate Exposure

  The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its Canadian and U.K. subsidiaries. Transaction gains or losses have not been significant in the past, and there is no hedging activity on pound sterling, Canadian dollar, mark or other currencies. The Company believes it would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the exchange rate of the pound sterling, or Canadian dollar, against the U.S. dollar. Consequently, the Company does not expect that a reduction in the value of amounts denominated in foreign currencies resulting from a sudden or significant fluctuations in foreign exchange rates would have a material impact on the Company's financial position, results of operations or cash flows.

  Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company's obligations and amounts, the indirect effects of such fluctuations could have a material effect on the Company's business, financial condition and results of operations. For example, international demand for the Company's financial services is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect the Company.

                        ITEM 8. FINANCIAL STATEMENTS
                           AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the Independent Auditors' Report thereon are contained on pages F-1 through F-20 of this Form 10-K.

                  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                    PART III

                  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                              OF THE REGISTRANT

     Incorporated by reference from the section entitled "Election of Directors" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's 1999 Annual Meeting of Shareholders.

                       ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's 1999 Annual Meeting of Shareholders.

                   ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the section entitled "Security Ownership of Management and Principal Shareholders" in the Registrant's Notice and Proxy Statement to be filed, pursuant to Section 14 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission in connection with the Registrant's 1999 Annual Meeting of Shareholders.

                       ITEM 13. CERTAIN RELATIONSHIPS
                          AND RELATED TRANSACTIONS

                               Not Applicable

                                    PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
                           AND REPORTS ON FORM 8-K

       (a) (1)   Financial Statements:
                 ---------------------

Description                                                                 Page
-------------------------------------------------------------------------   ----

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets - December 31, 1998 and 1997                     F-2

Consolidated Statements of Operations - Years ended December 31,
 1998, 1997 and 1996                                                         F-3

Consolidated Statements of Shareholders' Equity - Years Ended
 December 31, 1998, 1997 and 1996                                            F-4

Consolidated Statements of Cash Flows - Years ended December 31,
 1998, 1997 and 1996                                                         F-5

Notes to Consolidated Financial Statements                                   F-6

           (2)   Financial Statement Schedule:
                 ----------------------------

Description                                                                 Page
-------------------------------------------------------------------------   ----

Schedule II      Valuation and Qualifying Accounts                          F-23

           (3)   Exhibits:  The following exhibits are filed herewith:
                 --------

Exhibit No.     Document
-----------     --------
3.1(10)      Articles of Incorporation of the Company, as amended to date.
3.11(14)     Certificate of Amendment of Articles of Incorporation
3.2(1)       By-Laws of the Company.
10.30(1)     Form of Master Lease Agreement of the Company and form of supplement thereto.
10.31(8)*    Employee Bonus Program, as amended.
10.32(8)*    Deferred Income Plan, as amended.
10.33(1)*    1986 Stock Option Plan and form of Incentive Stock Option Agreement.
10.35(1)     Stock Purchase Agreement, dated June 19, 1986, between Hal J Krauter and the Company.
10.36(1)     Stock Purchase Agreement, dated July 17, 1986, between Louis R. Adimare and the Company.
10.37(1)     Stock Purchase Agreement, dated August 11, 1987, between Louis R. Adimare and the Company.
10.39(1)     Lease Agreement, dated June 18, 1988, between Almaden Tower Partners and the Company for offices at 10 Almaden Blvd.,
             San Jose, California, as amended.
10.39.1(2)   Lease Amendment, dated June 28, 1993, between Almaden Tower Partners and the Company.
10.39.2(9)   Lease Amendment, dated February 28, 1997, between Almaden Tower Partners and the Company.
10.54(3)*    1994 Employee Stock Purchase Plan.
10.56(6)     Warehousing Loan and Security Agreement, dated as of May 31, 1994, between NationsBanc Leasing Corporation and the
             Company ("NationsBanc Agreement").
10.56.1(6)   Amendment to NationsBanc Agreement, dated October 3, 1994.
10.56.2(7)   Amendment to NationsBanc Agreement, dated April 30, 1995.
10.56.3(7)   Amendment to NationsBanc Agreement, dated August 6, 1995.
10.56.4(12)  Amendment to NationsBanc Agreement, dated February 29, 1996.
10.61(5)*    1995 Stock Option and Incentive Plan.
10.62(7)     Marketing Agreement, dated June 1, 1995, between Dell Products, L.P. and the Company.
10.68(11)    Lease Receivables Purchase Agreement, dated as of March 27, 1996, among CXC Incorporated, as Purchaser, Citicorp North
             America, Inc., as Agent, and Leasing Solutions, Inc., as Seller and the Collection Agent.

10.69(12)  Credit Agreement and Security Agreement between Leasing Solutions, Inc. and Wells Fargo Bank, National Association,
           dated May 30, 1996.  ("Wells Fargo Bank Agreement")
10.73(9)   Third Amendment to Wells Fargo Bank Agreement, dated October 15, 1997.
10.74(9)   Agreement, dated December 1, 1997, between Dell Computer Corporation and the Company.
10.75(9)   Amended and Restated Warehousing Credit Agreement, dated October 31, 1997, between CoreStates Bank, N.A. ("CoreStates")
           and the Company ("CoreStates Agreement").
10.76(9)   First Amendment to CoreStates Agreement, dated November 18, 1997.
10.77(10)  Indenture, dated as of October 9, 1996, with respect to 6 7/8% Convertible Subordinated Notes due 2003, between Bankers
           Trust Company, as Trustee, and the Company.
10.78(9)   Consolidated, Amended and Restated Revolving Loan Agreement, dated May 2, 1997, between the Company and Silicon Valley
           Bank and related Security Agreement.
10.79(9)   Contribution Agreement and Sale and Servicing Agreement, dated as of June 30, 1997, among the Company, Leasing Solutions
           Receivables III, Inc. and MetLife Capital Corporation ("MetLife"), and related Remarketing Agreement, dated as of June
           30, 1997, between the Company and MetLife.
10.80(9)   Guaranty Agreement, dated as of August 29, 1997, between the Company and The Bank of Nova Scotia ("ScotiaBank"), as it
           relates to that certain Credit Agreement and Security Agreement, dated as of August 29, 1997, among Leasing Solutions
           (Canada) Inc., as Borrower, and ScotiaBank.
10.81(9)   Credit Agreement, dated as of August 29, 1997, between Leasing Solutions (Canada) Inc., as Borrower, and ScotiaBank and
           related Security Agreement.
10.82(9)   Guaranty Agreement, dated as of October 8, 1997, between the Company and CoreStates as it relates to that certain Credit
           Agreement, dated as of October 8, 1997, between Leasing Solutions International Ltd and CoreStates.
10.83(9)   Credit Agreement, dated as of October 8, 1997, among Leasing Solutions International Ltd and CoreStates and related
           Subordinated Floating Charge and related Security Assignment.
10.84(9)   Guaranty Agreement, dated December 10, 1997, between the Company and The Mutual Life Assurance Company of Canada ("Mutual
           Life") as it relates to that certain Loan Agreement, dated December 10, 1997, between the Company and Mutual Life and related Security Agreement.
10.85(9)   Loan Agreement, dated December 10, 1997, between the Company and Mutual Life and related Security Agreement.
10.86(13)  Credit Agreement, dated as of January 22, 1997, between the Company and Citicorp North America, Inc.
10.87(14)  Interim Warehouse and Security Agreement, dated as of June 22, 1998, between Prudential Securities Credit Corporation and the Company
10.88(14)  Letter of Credit and Reimbursement Agreement, Security Agreement and Issuing and Paying Agent Agreement, dated June 10,
           1998, between Fleet Bank, N.A., as agent, and the Company
10.89(14)  Sale and Servicing Agreement and Remarketing Agreement, dated as of June 30, 1998, between Nationsbanc Leasing
           Corporation and the Company
21.1       Subsidiaries of the Registrant
23.1       Independent Auditors' Consent
24.1       Power of Attorney  (See page 33 of this annual Report on Form 10-K)
27.1       Financial Data Schedule for the fiscal year ending December 31, 1998.
           1996 and September 30, 1996, and for the prior fiscal year ending December 31, 1995.

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

(14) Previously filed as an Exhibit to the Company's Quarterly Report for the quarterly period ending June 30, 1998

*    Executive compensation plan or arrangement.
(i) Confidential treatment has been accorded certain information contained in this exhibit.

(b)  Reports on Form 8-K
     The Registrant did file a report on Form 8-K during the year ended December 31, 1998.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Louis R. Adimare and John M. Greeley, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute of substitutes, may lawfully do or cause to be done or by virtue hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

LEASING SOLUTIONS, INC.


By:  /s/ Louis R. Adimare                              Dated: September 23, 1999
     -----------------------------
     Louis R. Adimare
     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated.

Name                                       Title                                                  Date
----------------------------------------   --------------------------------------------------     ------------------

/s/ Louis R. Adimare                       President, Chief Executive Officer, Chairman, and      September 23, 1999
---------------------------------------    Director (Principal Executive Officer)
Louis R. Adimare

/s/ John M. Greeley                        Vice President, Finance, Chief Operating Officer,      September 23, 1999
---------------------------------------    and Chief Financial Officer (Principal Financial
John M. Greeley                            Officer)


/s/ George L. Bragg                        Director                                               September 23, 1999
---------------------------------------
George L. Bragg

/s/ James C. Castle                        Director                                               September 23, 1999
---------------------------------------
James C. Castle

/s/ Hal J Krauter                          Director                                               September 23, 1999
---------------------------------------
Hal J Krauter

/s/ Peter K. Nevitt                        Director                                               September 23, 1999
---------------------------------------
Peter K. Nevitt

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Leasing Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of Leasing Solutions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leasing Solutions, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations and default on its outstanding debt raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the financial statements, in November 1998 the Company was served with two complaints filed as class actions alleging violations of the Securities Act of 1934.

     As discussed in Note 4 to the financial statements, in the third and fourth quarters of 1998 the Company made changes in the estimate of the residual values of the majority of its existing operating lease portfolio.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
July 19, 1999
(September 8, 1999 as to paragraphs 8 through 10 of Note 1 and as to Note 7)

                                      F 1

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS

                                                        1998            1997
                                                        ----            ----
Cash and cash equivalents.....................      $ 33,534,000    $ 12,875,000
Restricted cash and cash equivalents..........        33,063,000       3,694,000
Accounts receivable...........................        17,048,000      16,318,000
Income tax refundable.........................         4,105,000              --
Investment in direct finance leases-net.......       104,286,000      24,269,000
Investment in operating leases-net............       537,070,000     527,025,000
Property and equipment-net....................         5,081,000       3,545,000
Goodwill - net................................         4,513,000       2,072,000
Other assets..................................         8,095,000       6,933,000
                                                    ------------    ------------
   TOTAL ASSETS...............................      $746,795,000    $596,731,000
                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable..............................      $ 25,559,000    $ 17,143,000
Accrued and other liabilities.................        29,657,000      17,605,000
Recourse debt.................................       341,776,000     269,591,000
Nonrecourse debt..............................       329,300,000     202,259,000
Deferred income taxes.........................         1,748,000      13,546,000
                                                    ------------    ------------
   TOTAL LIABILITIES..........................       728,040,000     520,144,000
                                                    ------------    ------------

COMMITMENTS (Notes 7 and 9)...................               --               --

SHAREHOLDERS' EQUITY
Preferred stock,  5,000,000 shares authorized;
 none outstanding.............................               --               --
Common stock,  60,000,000 shares authorized;
 shares outstanding:
   1998 - 8,163,967, 1997 - 8,181,800;........       39,484,000       38,625,000
Retained earnings (deficit)...................      (20,356,000)      37,852,000
Accumulated other comprehensive income(loss)..         (373,000)         110,000
                                                   ------------     ------------
TOTAL SHAREHOLDERS' EQUITY....................       18,755,000       76,587,000
                                                   ------------     ------------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY.......................     $746,795,000     $596,731,000
                                                   ============     ============



                See Notes to Consolidated Financial Statements.

                                      F 2

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                  Years ended December 31, 1998, 1997 and 1996

                                                          1998              1997              1996
                                                          ----              ----              ----
REVENUES
   Operating lease revenue........................     $292,709,000       $217,781,000     $141,838,000
   Earned lease income............................        6,427,000          2,924,000        2,091,000
   Interest income................................          397,000            219,000          393,000
   Other..........................................          119,000          4,319,000          274,000
                                                       ------------       ------------     ------------
   TOTAL REVENUES.................................      299,652,000        225,243,000      144,596,000
                                                       ------------       ------------     ------------
COSTS AND EXPENSES
     Depreciation charges:
      Operating leases............................      237,646,000        151,659,000       96,256,000
      Impairment..................................       18,106,000                 --               --
      Defaults....................................        5,022,000                 --               --
   Goodwill impairment............................       10,001,000                 --               --
   Selling, general and administrative............       33,035,000         18,874,000       12,300,000
   Interest.......................................       42,697,000         30,067,000       19,018,000
   Inventory write down / loss on sale of
      equipment...................................       15,823,000                 --               --
   Other..........................................        3,805,000          2,046,000        1,100,000
                                                       ------------       ------------     ------------
   TOTAL COSTS AND EXPENSES.......................      366,135,000        202,646,000      128,674,000
                                                       ------------       ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES.................      (66,483,000)        22,597,000       15,922,000
INCOME TAX PROVISION (BENEFIT)....................      (10,375,000)         9,536,000        6,549,000
                                                       ------------       ------------     ------------
NET INCOME (LOSS).................................     $(56,108,000)      $ 13,061,000     $  9,373,000

OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments.....................         (483,000)          (164,000)         274,000
                                                       ------------       ------------     ------------
COMPREHENSIVE INCOME (LOSS).......................     $(56,591,000)      $ 12,897,000     $  9,647,000
                                                       ============       ============     ============

NET INCOME (LOSS) PER  SHARE......................           $(6.84)             $1.60            $1.19
                                                       ============       ============     ============
NET INCOME (LOSS) PER SHARE - FULLY DILUTED.......           $(6.84)             $1.55            $1.16
                                                       ============       ============     ============

WEIGHTED AVERAGE COMMON SHARES....................        8,203,000          8,182,000        7,854,000
                                                       ============       ============     ============

WEIGHTED AVERAGE COMMON AND EQUIVALENT SHARES.....        8,203,000         10,444,000        8,077,000
                                                       ============       ============     ============

                See Notes to Consolidated Financial Statements.

                                      F 3

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996

                                                     Common Stock
                                               -------------------------
                                                                                              Other
                                                                             Retained     Comprehensive
                                                 Shares       Amount         Earnings         Income          Total
                                               ----------  -------------  --------------  --------------  -------------
BALANCES, January 1, 1996....................  6,263,930    $14,661,000    $ 16,251,000       $      --   $ 30,912,000

Issuance of common stock.....................  1,854,705     22,616,000              --              --     22,616,000
Exercise of stock options....................     52,201        221,000              --              --        221,000
Tax benefit of stock option transactions.....         --        160,000              --              --        160,000
Accumulated translation adjustment...........         --             --              --         274,000        274,000
Net income...................................         --             --       9,373,000              --      9,373,000
                                               ---------    -----------    ------------   -------------   ------------

BALANCES, December 31, 1996..................  8,170,836     37,658,000      25,624,000         274,000     63,556,000

Issuance of common stock.....................      9,750        104,000                                        104,000
Exercise of stock options....................     91,214        793,000              --              --        793,000
Tax benefit of stock option transactions.....         --        500,000              --              --        500,000
Accumulated translation adjustment...........         --             --              --        (164,000)      (164,000)
Repurchase of common stock...................    (90,000)      (430,000)       (833,000)                    (1,263,000)
Net income...................................         --             --      13,061,000              --     13,061,000
                                               ---------    -----------    ------------   -------------   ------------

BALANCES, December 31, 1997..................  8,181,800     38,625,000      37,852,000         110,000     76,587,000


Issuance of common stock.....................     26,428        184,000                                        184,000
Exercise of stock options....................     72,139        811,000                                        811,000
Tax benefit of stock option transactions.....                   419,000                                        419,000
Accumulated translation adjustment...........                                                  (483,000)      (483,000)
Repurchase of common stock...................   (116,400)      (555,000)     (2,100,000)                    (2,655,000)
Net loss.....................................         --             --     (56,108,000)             --    (56,108,000)
                                               ---------    -----------    ------------   -------------   ------------

BALANCES, December 31, 1998..................  8,163,967    $39,484,000    $(20,356,000)      $(373,000)  $ 18,755,000
                                               =========    ===========    ============   =============   ============

                See Notes to Consolidated Financial Statements.

                                      F 4

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                                                         1998                 1997                  1996
                                                                         ----                 ----                  ----
OPERATING ACTIVITIES
Net income (loss)...........................................       $  (56,108,000)       $  13,061,000         $   9,373,000
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation, amortization and other non-cash charges......          276,597,000          153,243,000            96,972,000
 Provision for uncollectible amounts........................               60,000               60,000                55,000
 Goodwill...................................................           10,773,000              249,000                    --
 Deferred income taxes......................................          (11,798,000)           5,218,000             5,954,000
 Changes in assets and liabilities:
  Accounts receivable.......................................           (4,835,000)          (4,756,000)           (7,196,000)
   Other assets.............................................          (24,415,000)           2,479,000            (8,914,000)
   Accounts payable.........................................            7,623,000           12,891,000           (15,381,000)
   Accrued and other liabilities............................           12,052,000            7,997,000             2,730,000
                                                                   --------------        -------------         -------------
Net cash provided by operating activities...................          209,949,000          190,442,000            83,593,000
                                                                   --------------        -------------         -------------

INVESTING ACTIVITIES
Property and equipment purchases............................           (3,290,000)          (2,336,000)           (1,527,000)
Cash received over revenue recognized.......................           25,218,000           66,949,000            19,701,000
Cash paid for acquisitions, net of cash received............          (12,975,000)          (8,895,000)           (1,100,000)
Cost of equipment acquired for leases.......................         (372,217,000)        (358,494,000)         (279,462,000)
                                                                   --------------        -------------         -------------
Net cash used in investing activities.......................         (363,264,000)        (302,776,000)         (262,388,000)
                                                                   --------------        -------------         -------------

FINANCING ACTIVITIES
Borrowings:
 Nonrecourse................................................          301,725,000          205,769,000           119,035,000
 Recourse...................................................        1,061,448,000          456,737,000           445,760,000
Repayments:
 Nonrecourse................................................         (170,194,000)        (156,654,000)          (75,821,000)
 Recourse...................................................         (988,584,000)        (383,918,000)         (334,702,000)
(Increase) decrease in restricted cash and cash equivalents.          (29,369,000)            (265,000)              554,000
Issuance of common stock....................................            1,414,000            1,397,000            22,997,000
Repurchase of common stock..................................           (2,655,000)          (1,263,000)                   --
Repayment of capital lease obligations......................                   --                   --              (143,000)
                                                                   --------------        -------------         -------------
Net cash provided by financing activities...................          173,785,000          121,803,000           177,680,000
                                                                   --------------        -------------         -------------

IMPACT OF EXCHANGE RATE CHANGES ON CASH                                   189,000              (53,000)              134,000
                                                                   --------------        -------------         -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       20,659,000            9,416,000              (981,000)

CASH AND CASH EQUIVALENTS
 Beginning of year..........................................           12,875,000            3,459,000             4,440,000
                                                                   --------------        -------------         -------------

 End of year................................................       $   33,534,000        $  12,875,000         $   3,459,000
                                                                   ==============        =============         =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid for interest.....................................       $   41,904,000        $  28,189,000         $  17,639,000
 Cash paid for income taxes.................................            4,327,000            3,882,000             1,947,000

                                      F 5

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Business

  Leasing Solutions, Inc. (the "Company") was incorporated in California and commenced operations in June 1986. The Company has specialized in leasing information processing and communications equipment, principally to large, creditworthy customers, both U.S. and foreign, in a variety of industries. Beginning in 1994, the Company formed four wholly owned subsidiaries, Leasing Solutions Receivables, Inc., Leasing Solutions Receivables II, Inc., Leasing Solutions Receivables III, Inc. and Leasing Solutions Receivables IV, Inc., as special purpose corporations to issue debt securities collateralized by the lease receivables and underlying leased equipment. In April 1996, the Company formed Leasing Solutions International, Ltd, a wholly-owned subsidiary of the Company, which manages the Company's European leasing operations through wholly-owned subsidiaries in Western Europe. In January 1997, the Company formed Leasing Solutions (Canada) Inc., a wholly owned subsidiary, which manages the Company's Canadian leasing operations. In July 1998, the Company acquired Bayshore Leasing ("Bayshore"), a Canadian company specializing in the origination, processing and administration of transactions with respect to equipment with an original purchase price typically under $20,000 (Canadian).
In December 1998, Bayshore Leasing was consolidated into Leasing Solutions (Canada) Inc.

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company incurred a net loss of $56,108,000 during the year ended December 31, 1998 and was in default on certain outstanding debt at December 31, 1998. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and settlement of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms and covenants of its financing arrangements, to obtain additional financing or refinancing as may be required, and to ultimately attain successful operations. Management's plans concerning these matters are described below.

     In the first quarter of 1999, the Company changed its lease pricing structure, making it unlikely that it will finance new operating leases for the foreseeable future. The Company also substantially reduced its sales staff, in the first quarter of 1999, to take into account the reduced sales resources it will require, during 1999, to conduct its anticipated lease financing activities. Although no assurances of success can be given, in order to attempt to enhance its remarketing results, the Company has moved several employees to its remarketing group and is in the process of expanding its remarketing activities and related marketing channels. The Company also suspended new lease activity, in the first quarter of 1999, in its European operations, and is focusing on maximizing the residual return on its European portfolio. The Company's Canadian subsidiary has been evaluating the new and growing area of web based "small-ticket" lease financing; however, the evaluation is significantly limited because its access to debt financing has been adversely affected by the Company's results of operations and defaults under its credit lines. The outcome of this small-ticket project will depend on the ability of the Company to continue operations.

     In the event the Company is not able to adequately respond to the operational or financial issues discussed above, and particularly if any of its lenders or trade creditors attempt to exercise remedies against the Company, it will likely be necessary for the Company to: (1) terminate all new lease financing operations and run off its lease and equipment portfolio, by billing and collecting rental payments and remarketing the equipment when the related lease comes to the end of its term, assuming (for which no assurances can be given) its lenders will permit it to do so and provide financing to meet its operating expenses; (2) attempt to sell the Company or all or substantially all of its assets; or (3) file for protection under the Federal Bankruptcy Act.

     Other than as described below, the Company is not involved in any material legal proceedings, and is not aware of any pending or threatened legal proceedings, that would have a material adverse effect upon its financial condition or results of operations.

                                      F 6

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In November 1998, the Company was served with a complaint filed as a class action in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934. The class action was commenced on behalf of persons who purchased the common stock of the Company during the period between July 23, 1998 and November 9, 1998, inclusive. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The action is in its very early stages, and the Company has only recently begun the evaluation of the allegations and claims made in the complaint. The Company has not yet answered or otherwise responded to the complaint.

     In November 1998, the Company was also served with a complaint filed as a class action in the United States District Court for the Northern District of California on behalf of persons who purchased the Company's 6.875% convertible notes due 2003 during the period between July 23, 1998 and November 9, 1998, inclusive. The complaint alleges violation of the Securities Exchange Act of 1934. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The action is in its very early stages, and the Company has only recently begun the evaluation of the allegations and claims made in the complaint. The Company has not yet answered or otherwise responded to the complaint.

     The agreements for most of the facilities described below contain covenants regarding leverage, interest coverage, minimum net worth and profitability, and a limitation on the payment of dividends. As a result of its loss in the quarter ended September 30, 1998, the Company was in breach of its profitability covenant under several of its borrowing agreements. The Company obtained a waiver of such breach from the requisite number of lenders under each of those agreements. As a result of payment defaults under most of its lines of credit and financing arrangements, and its substantial loss in its fourth quarter of 1998, resulting in the Company being in breach of several of its financial covenants, defaults have occurred under those lines of credit and financing arrangements. Under the forbearance agreements, the lenders have agreed to forbear until August 15, 1999, from exercising remedies which they would otherwise be permitted to exercise as a result of those defaults. Under the terms of an extension of these agreements, which took effect on August 16, 1999, the U.S. lenders have agreed to forbear until October 15, 1999, from exercising their rights and remedies as a result of the Company's defaults under its loan agreements. The extended agreements do not provide for any additional borrowing availability. The terms and conditions of the extended forbearance agreements continue to impose substantial reporting and cash allocation obligations, and also include standard representations, warranties and covenants. In the event the Company were to breach any of these obligations under any of the forbearance agreements, and fail to cure such breach within a specified period of time, each of its lenders would have the right to exercise the remedies under their respective credit agreements. Additionally, unless all of the agreements are extended at the end of the forbearance period, each of the lenders will have the right to exercise their remedies at that time.

     The Company's Canadian financing facility with its bank expired on August 28, 1999 and on September 8, 1999, the borrowing availability with this bank was reduced. The Company is currently negotiating an extension of this facility.

     On July 30, 1999, the Company and its European subsidiary entered into an agreement with its European lending syndicate extending the maturity date of its European credit agreement to December 31, 2000. In the event the European subsidiary were to breach any of its obligations under the extended agreement, and fail to cure such breach within a specified period of time, the lenders would have the right to exercise their remedies under the credit agreement. The extended agreement does not provide for additional borrowing availability.

2.  Significant Accounting Policies

  Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of material inter-company accounts and transactions.

  Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities as of the dates and for the periods presented.

                                      F 7

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Such management estimates include allowances for default losses, residual values and depreciable lives on leased equipment, certain accruals and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

  Cash and cash equivalents - Cash equivalents are highly liquid debt instruments with a remaining maturity of three months or less from date of purchase by the Company. At December 31, 1998 and 1997, $33,063,000 and $3,694,000, respectively, of such amount was restricted in connection with certain debt securities issued by the Company and was not available for other uses.

  Investment in direct finance leases - Lease contracts (whether financed with recourse or non-recourse debt) which meet the appropriate criteria specified in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease receivable and estimated residual value over the equipment cost. Unearned lease income is recognized as revenue (earned lease income) over the lease term at a constant rate of return on the net investment in the lease.

  Investment in operating leases - Leases which do not meet the criteria of direct finance leases are accounted for as operating leases. Leased equipment is recorded at cost and depreciated over the lease term, to the estimated residual value at the expiration of the lease term, generally on a straight-line basis. Purchased portfolios of certain leases are depreciated on an accelerated method. The Company reviews estimated net realizable values and adjustments are made as necessary.

  Initial direct costs incurred in originating leases are capitalized and amortized over the original lease term.

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives, which range from three to five years.

  Impairment of Long-Lived Assets and Assets To be Disposed Of - The Company evaluates its long lived assets, and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets, or intangibles, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the carrying amount of the assets that exceeds the fair market value of the assets. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed are determined in a similar manner, except that fair market values are reduced to the estimated disposal value.

  Goodwill - Goodwill represents costs in excess of net assets of businesses acquired. Goodwill is amortized over 15 years, using the straight-line method. The carrying value of goodwill for each business unit is reviewed, if the facts and circumstances, such as significant declines in sales, earnings, cashflows or a material adverse change in the business climate, suggest that the carrying value of goodwill may be impaired. The Company assesses the impairment by comparing the carrying value of goodwill to estimated future results of operations and cashflows at the appropriate business unit level.

  Income taxes - Income taxes are reported using the asset and liability approach.

  Net income per share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of shares of common stock of the Company ("Common Stock") outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue Common Stock, including with respect to stock options, were converted into Common Stock or exercised.

                                      F 8

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Stock-based compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  Foreign currency translation. - Functional currencies for the Company's foreign subsidiaries are the local currencies. The assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses from translation are recorded directly into a separate component of shareholders' equity.

  Comprehensive Income (Loss). - In fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the changes in its net assets during the period from non-owner sources. Statements of comprehensive income (loss) for the years ended December 31, 1998, 1997, and 1996, have been included within the Consolidated Statements of Operations. Cumulative comprehensive income
(loss) at December 31, 1998 and 1997 is comprised of after tax net income (loss) from the Company's operations, and foreign currency translation gains (losses) after tax.

  Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company's leases are generally with large, creditworthy lessees. Management believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks. There is a possibility that the credit risk is not limited to the accounts receivable balance but also includes risk of loss on recovery of the Company's investment in leased equipment, including the residual value of the equipment.

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. This statement, as amended, is effective for the Company for its fiscal year ending December 31, 2001. The Company believes the adoption of this statement will not have a significant impact on its consolidated financial position, results of operations or cash flows.

     In February 1997, the financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in 1998. As required by the statement, all prior period EPS amounts presented have been restated to conform with the provisions of SFAS 128. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would have been antidilutive for the periods presented.

  Reclassifications - Certain items have been reclassified in the prior period financial statements to conform to the 1998 presentation. The reclassifications had no effect on net income or shareholders' equity.

                                      F 9

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Investment In Direct Finance Leases

  Investment in direct finance leases represents equipment leased for up to five years. The components of the net investment in direct finance leases, as of December 31, are as follows:

                                                      1998                1997
                                                      ----                ----
   Minimum lease payments receivable.......       $114,488,000         $22,857,000
   Estimated unguaranteed residual value...         10,121,000           4,345,000
   Initial direct costs - net..............            165,000              33,000
   Unearned lease income...................        (20,488,000)         (2,966,000)
                                                  ------------         -----------
   Investment in direct finance leases-net.       $104,286,000         $24,269,000
                                                  ============         ===========

   Interest rates implicit in the leases generally range from 5% to 15%.

4. Investment In Operating Leases

   Investment in operating leases primarily represents equipment leased for two to three years. The components of the net investment in operating leases, as of December 31, are as follows:

                                                        1998                  1997
                                                        ----                  ----
   Equipment under operating leases.........        $ 971,653,000       $ 783,784,000
   Initial direct costs - net...............            5,423,000           7,540,000
   Accumulated depreciation.................         (434,709,000)       (264,071,000)
   Allowance for defaults...................           (5,297,000)           (228,000)
                                                    -------------       -------------
   Investment in operating leases  -  net...        $ 537,070,000       $ 527,025,000
                                                    =============       =============

  During the fourth quarter of 1998, the Company recorded a provision for impairment (depreciation expense) of approximately $18,106,000, as a reduction of the carrying value of its net investment in operating leases.

  During the last three years, the Company has historically emphasized operating leases with a term of 24 or 36-months, rather than direct finance leases. In general, under the Company's operating leases, the present value of the monthly lease payments will not pay back 100% of the purchase price of equipment, whereas, the present value of the monthly lease payments under the Company's direct finance leases will generally pay back the Company's entire investment in the equipment. As a result, under its operating leases, the Company assumes the risk of not recovering its entire investment in the equipment through the re-marketing process.

  At the inception of each operating lease, the Company estimates a residual value for the leased equipment. However, as is typical of information processing and communications equipment, the equipment owned and leased by the Company is subject to rapid technological obsolescence. Furthermore, recent decreases in the manufacturers' prices of desktop and laptop computers have adversely affected the market value of the equipment owned and leased by the Company. Until recently, the Company's experience generally resulted in aggregate realized residual values for its equipment equal to or in excess of the initial estimated residual values.

  During the third and fourth quarters of 1998, the first significant number of desktop and laptop computer leases written two to three years ago reached the end of their contract period. Due to the rapid technological obsolescence of information processing and communications equipment, recent decreases in the manufacturers' prices of desktop and laptop computers, and the resulting adverse remarketing experience led the Company to reevaluate the recoverability of the residual values assumed in the Company's operating lease portfolio.

  The provision for impairment of approximately $18,106,000 was determined by comparing the carrying value of the Company's operating lease portfolio, grouped into lease pools by month of end of firm term, to the estimated undiscounted future cash flows expected to be generated by such lease pools. For lease pools where the carrying value exceeded the undiscounted future cashflows, a provision for impairment was recognized. For such lease pools, the impairment was calculated as the difference between the carrying value of the lease pool and its fair market value. Fair market value was determined by discounting the expected future cash flows from the impaired

                                      F 10

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

lease pools by a discount rate of 10%, which was considered to be commensurate with the risks involved in the related lease portfolios.

  In addition, due to the events described above, the Company made a change in the estimate of the residual values of equipment comprising the majority of its operating lease portfolio. This change in accounting estimate resulted in additional depreciation expense of $14,549,000 for equipment under operating leases during the fourth quarter of 1998.

5.  Future Minimum Lease Payments

  Future minimum lease payments to be received by the Company on direct finance leases and non-cancelable operating leases, as of December 31, 1998, are as follows:

Years Ending December 31,              Direct
-------------------------              Finance            Operating
                                       Leases              Leases
                                       ------              ------
1999........................        $ 46,735,000         $243,445,000
2000........................          33,720,000          133,950,000
2001........................          19,000,000           34,202,000
2002........................           9,353,000              325,000
2003........................           4,844,000              105,000
Thereafter..................             836,000                   --
                                    ------------         ------------
Total.......................        $114,488,000         $412,027,000
                                    ============         ============

6.  Property and Equipment

    Property and equipment, as of December 31, consist of:

                                        1998                1997
                                        ----                ----
Equipment and software........      $ 7,974,000         $ 5,626,000
Furniture.....................        1,741,000             849,000
                                    -----------         -----------
Total.........................        9,715,000           6,475,000
Accumulated depreciation......       (4,634,000)         (2,930,000)
                                    -----------         -----------
Property and equipment - net..      $ 5,081,000         $ 3,545,000
                                    ===========         ===========

7.  Debt and Credit Facilities

  The Company and its wholly-owned subsidiaries utilize their lease receivables and the underlying leased equipment as collateral to obtain debt financing, on either a recourse or non-recourse basis, for the acquisition of equipment for lease. Principal and interest payments on the debt are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collaterize the debt. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the Company. Under nonrecourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee and the equipment serving as collateral, but not against the Company's other assets.

  Status of Debt Financing. All debt instruments described below with expired dates come under the forbearance agreement (see Note 1). The agreements for most of the facilities described below contain covenants regarding leverage, interest coverage, minimum net worth and profitability, and a limitation on the payment of dividends. As a result of its loss in the quarter ended September 30, 1998, the Company was in breach of its profitability covenant under several of its borrowing agreements. The company obtained a waiver of such breach from the requisite number of lenders under each of those agreements. As a result of payment defaults under most of

                                      F 11

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

its lines of credit and financing arrangements, and its substantial loss in its fourth quarter of 1998, resulting in the Company being in breach of several of its financial covenants, defaults have occurred under those lines of credit and financing arrangements. Under the terms of the Company's forbearance agreements (see Note 1), the Company's lenders agreed to forbear from exercising any remedies under their credit agreements with the Company until October 15, 1999.

     Under the terms of an extension of these agreements, which took effect on August 16, 1999, the U.S. lenders have agreed to forbear until October 15, 1999, from exercising their rights and remedies as a result of the company's defaults under its loan agreements. The extended agreements do not provide for any additional borrowing availability. The terms and conditions of the extended forbearance agreements continue to impose substantial reporting and cash allocation obligations, and also include standard representations, warranties and covenants. In the event the Company were to breach any of these obligations under any of the forbearance agreements, and fail to cure such breach within a specified period of time, each of its lenders would have the right to exercise the remedies under their respective credit agreements. Additionally, unless all of the agreements are extended at the end of the forbearance period, each of the lenders will have the right to exercise their remedies at that time.

     The Company's Canadian financing facility with its bank expired on August 28, 1999, and the Company is currently negotiating an extension of this facility.

     On April 1, 1999, the Company entered into a forbearance agreement with the lenders under its European line of credit. On July 30, the Company and its European subsidiary entered into an agreement with its European lending syndicate extending the maturity date of its European credit agreement to December 31, 2000. In the event the European subsidiary were to breach any of its obligations under the extended agreement, and fail to cure such breach within a specified period of time, the lenders would have the right to exercise their remedies under the credit agreement. The extended agreement does not provide for additional borrowing availability.

Recourse Debt
-------------

  United States
  -------------

  In October 1996, the Company closed a public debt offering for $71,875,000 of Convertible Subordinated Notes. The Notes constitute general unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt of the Company. The Company received net proceeds of approximately $69,400,000 from the offering. The seven year Notes bear interest at a rate of 6.875% per annum and are convertible into Common Stock at a conversion price of $34.90. Interest is payable in April and October of each year. Principal is payable upon maturity in October 2003. The Company may call, or prepay, all or a portion of the Notes beginning in October 1999. At December 31, 1998, the Company had $71,875,000 outstanding under the Notes.

  Historically, prior to a portfolio of leases being permanently financed under a securitization, or other long-term loan agreement, the Company finances its lease transactions under short-term, recourse credit facilities currently with total availability of $200,000,000. At December 31, 1998, the Company had the following such short-term recourse facilities in place:

  .  A $175,000,000 revolving facility ($89,173,000 outstanding at December 31,
     1998) syndicated with eleven banks, expired July 15, 1999. Borrowings under the facility bear an interest rate of the agent bank's prime rate (7.75% at December 31, 1998) or LIBOR (5.2% at December 31, 1998) plus 120 basis points.

  . A $25,000,000 revolving facility with three banks ($24,800,000 outstanding at December 31, 1998) expired December 30, 1998. Borrowings under the facility bear interest at prime (7.75% at December 31, 1998).

                                      F 12

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In addition, the Company maintains a $15,000,000 revolving facility ($13,536,000 outstanding at December 31, 1998), expired October 15, 1998, with one bank. Borrowings under the facility bear interest at the bank's prime rate (7.75% at December 31, 1998). The borrowings under this line were used only to fund certain accounts payable to two of the Company's vendors, resulting from the purchase of equipment for lease to specified significant customers of the Company.

     In June 1998, the Company completed a commercial paper offering supported by a letter of credit issued by a money center bank. The letter of credit was backed by a $60,000,000 liquidity line of credit with four banks (the "CP Line"). As a result of the Company's defaults under the CP Line, commercial paper may no longer be issued under the Line. At December 31, 1998, an aggregate of $31,006,000, with a weighted average interest rate of 5.6%, was outstanding under the line.

     In June 1998, the Company obtained a $25,000,000, 90-day revolving, recourse line of credit from a financial affiliate of a major investment bank. Borrowings bear interest at the rate of one month LIBOR (6.91% at December 31, 1998) plus 1.25%. At December 31, 1998, there was $23,000,000 outstanding under the line. The Company's obligations under the line are secured indirectly by its interest in the residuals from a portfolio of leased equipment. The line was put into place to provide interim financing prior to the completion of a planned securitization offering by the Company, to be managed by the investment bank. Although the portion of the proposed securitization related to the refinancing of the then existing debt on the portfolio of equipment and related leases securing the Company's obligations under the securitization was completed in late September 1998 (see description of this transaction below), the portion of such securitization intended to finance the Company's equity investment in such equipment and, in the process, the necessary funds to repay the $23,000,000 balance on this line of credit was not completed, principally due to then recent changes in the market for such debt, resulting in a substantial reduction in availability of such market. Pursuant to the terms of the Company's forbearance agreement, the maturity of the borrowing was extended to October 15, 1999.

  Canada
  ------

     As of December 31, 1998, the Company's Canadian subsidiary maintains a three-tiered credit facility with a Canadian bank. This facility expired on August 28, 1999 and the Company is currently negotiating an extension of this facility. The facility is as follows:

     . An approximately $9,774,000 ($15,000,000 Canadian) revolving facility, and repayments due 180 days after each borrowing. Borrowing under this facility bears interest at Canadian prime rate (6.75% at December 31, 1998) plus 25 basis points or Canadian dollar LIBOR (4.97% at December 31, 1998) plus 135 basis points or the Bankers' Acceptance rate (4.99% as of December 31, 1998) plus 135 basis points. At December 31, 1998 there was $7,715,000 ($11,806,000 Canadian) outstanding under this facility. Effective January 12, 1999, the borrowing availability for the first tier was reduced to approximately $7,842,000 ($12,000,000 Canadian) and borrowings under the facility now bear interest at Canadian prime rate plus 75 basis points. Bankers' Acceptances, LIBOR loans and LIBOR rate were removed. Although the facility expired on August 28, 1999, effective September 8, 1999, the borrowing availability was reduced to $5,864,000 ($9,000,000 Canadian). No changes were made to borrowing rates. The Company is currently negotiating an extension of the facility.

     . An approximately $3,921,000 ($6,000,000 Canadian) revolving facility with one bank, with borrowing available through August 28, 1999, and repayments due 90 days after each borrowing. Borrowing under this facility bears interest at Canadian prime rate (6.75% at December 31, 1998) plus 25 basis points or Canadian dollar LIBOR (4.97% at December 31, 1998) plus 135 basis points. At December 31, 1998 there was $1,573,000 ($2,408,000 Canadian) outstanding under this facility. Effective January 12, 1999, the borrowings under the second tier facility bear interest at Canadian prime rate plus 75 basis points. Bankers' Acceptances, LIBOR loans and LIBOR rate were removed. Although the facility expired on August 28, 1999, effective September 8, 1999, the second tier

                                      F 13

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        borrowing availability was reduced to $2,281,000 ($3,500,000 Canadian). No changes were made to borrowing rates. The Company is currently negotiating an extension of the facility.

     . An approximately $1,960,000 ($3,000,000 Canadian) revolving facility with one bank, and repayments due 364 days after each borrowing. Borrowing under this facility bears interest at Canadian prime rate (6.75% at December 31, 1998) plus 150 basis points. At December 31, 1998 there was $87,000 outstanding under this facility. Although the facility expired on August 28, 1999, effective September 8, 1999, the third tier borrowing availability was reduced to $847,000 ($1,300,000 Canadian). No changes were made to borrowing rate. The Company is currently negotiating an extension of the facility.

     Europe
     ------

     The Company's subsidiary in the United Kingdom entered into a revolving recourse line of credit with availability of approximately $50,000,000 ((Pounds)30,000,000) from a syndicate of three banks to provide short-term financing for leasing activities in Europe expiring June 30, 1999 (see Note 1). Borrowings under the facility may be made in a number of European currencies and bear interest at 3.05% over 2-month LIBOR (9.51% at December 31, 1998). There was $44,587,000 outstanding under this facility at December 31, 1998.

Nonrecourse Debt
----------------

     United States
     -------------

     The Company has a $100,000,000 nonrecourse lease receivables financing facility with an affiliate of a money center bank expiring in March 1999. Borrowings under the facility bear interest at a rate of 125 to 200 basis points over average life treasuries at the time of borrowing. At December 31, 1998, the Company had $14,187,000 outstanding under this facility, at a weighted average interest rate of 7.28%.

     In September 1998, the Company completed the private sale, through a wholly-owned subsidiary, of $123,000,000 of equipment asset-backed notes, a so-called "securitization." The weighted average interest rate on the three classes of notes issued in the transaction was 5.63%. The transaction was supported by a note insurance policy issued by a monoline insurer and was rated AAA by both Standard & Poors and Moody's Investor Services. This transaction was accounted for as a borrowing, and at December 31, 1998, there was $119,334,000 outstanding under the securitization.

     In 1998, the company established a $50,000,000 commercial paper-backed conduit, nonrecourse line of credit with an affiliate of a money center bank. This is a revolving facility expiring March 1999, and borrowings under the facility bear interest at a rate of 123 basis points over the bank's commercial paper rate. At December 31, 1998, the Company had $27,121,000 outstanding under this facility, at an average interest rate of 7.27%.

     Canada
     ------

     The Company's Canadian subsidiary has promissory notes outstanding to the sellers of Bayshore Leasing Corporation given as partial consideration for the purchase of Bayshore. Principal and interest (compounding, based on Canadian prime rate which was 6.75% at December 31, 1998) were due and payable on July 1, 1999. Interest increased to Canadian prime rate plus 500 basis points, as the promissory notes were not paid by July 1, 1999. At December 31, 1998, the total balance outstanding, including accrued interest, was approximately $4,338,000 ($6,197,000 Canadian). (See Note 8 of "Notes to Consolidated Financial Statements" for a discussion of the Company's borrowings used to acquire Bayshore Leasing.)

                                      F 14

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company's Canadian subsidiary obtains long-term non-recourse financing for lease transactions at the time, or shortly after, it purchases the related equipment. At December 31, 1998, an aggregate of approximately $57,953,000 ($82,790,000 Canadian), with a weighted average interest rate of 6.15% per annum, remained outstanding under all such long-term arrangements.

     The Company's Canadian operations maintained a long-term non-recourse concurrent lease financing facility with a Canadian public securitization trust vehicle. The total program amount was approximately $52,500,000 ($75,000,000 Canadian), or such greater amount as the parties may have agreed upon in writing, or such lesser amount as the borrower may have determined by written notice to the lender. At December 31, 1998, $52,843,000 ($75,490,000 Canadian) was outstanding under this facility, with a weighted average interest rate of 5.59%. The facility expired on October 15, 1998. No further amounts are to be added.

  Borrowings under the above facilities are generally secured by lease receivables and the underlying equipment financed under the respective facility. The agreements for the facilities contain covenants regarding leverage, interest coverage, minimum net worth and profitability and a limitation on the payment of dividends. No additional amounts can be borrowed under these facilities.

  Original contractual future maturities of nonrecourse and recourse debt are as follows:

Years Ending December 31,        Nonrecourse          Recourse
-------------------------            Debt               Debt
                                     ----               ----
1999......................       $176,550,000       $262,437,000
2000......................         98,266,000          4,902,000
2001......................         34,977,000          2,562,000
2002......................         14,695,000                 --
2003......................          4,361,000         71,875,000
Thereafter................            451,000                 --
                                 ------------       ------------
   Total..................       $329,300,000       $341,776,000
                                 ============       ============

  Due to the defaults noted above, substantially all indebtedness is due currently, subject to the forbearance agreements described above.

8.  Acquisitions

  In July 1998, the Company acquired substantially all of the stock of Bayshore Leasing ("Bayshore"), a Canadian company specializing in the origination, processing and administration of transactions with respect to equipment with an original purchase price typically less than $20,000 (Canadian.). The purchase price was approximately $16,400,000, $14,000,000 of which was paid in cash at closing with the proceeds of a borrowing from a money center bank. The loan matures in October 2002, bears interest, at the election of the Company, at the Bank's prime rate (8.5% at December 31, 1998), or LIBOR (5.3% at December 31,
1998) plus 200 basis points, with interest payable monthly, and requires 16 equal quarterly principal payments of $875,000, beginning in January 1999.
Under the terms of the current forbearance agreement, all payment obligations under this facility have been deferred until October 15, 1999. The balance of the purchase price represented promissory notes of the Company due in June 1999. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $67,469,000, assumed recourse and nonrecourse debt of $64,283,000, and recorded goodwill of $13,214,000. The transaction was accounted for as a purchase. In addition, the office leases of Bayshore remained in place and Bayshore retained its 51 employees.

                                      F 15

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The operating results of Bayshore Leasing have been included in the consolidated statements of operations since the date of acquisition. Unaudited proforma results of operations, assuming the acquisition had taken place on January 1, 1997, would be as follows:


                                                                 Proforma LSI
Fiscal Year 1998                                                 Consolidated
----------------                                                 ------------
  Revenues..............................................         $303,515,000
  Net loss..............................................           54,972,000
  Net loss per share (8,203,000 shares).................                 6.70
  Total assets..........................................          748,288,000

Fiscal Year 1997
----------------
  Revenues..............................................         $229,623,000
  Net income............................................           11,713,000
  Net income per share (8,182,000 shares)...............                 1.43
  Total assets..........................................          576,132,000

  The proforma results of operations assume goodwill associated with the acquisition of Bayshore Leasing is amortized over a 15 year basis beginning January 1, 1997.

  In April 1997, the Company acquired substantially all of the assets, including lease portfolio and related equipment, of Scott Capital, a Canadian company engaged primarily in leasing personal computers. The net purchase price was $8,898,000 in cash and the transaction was accounted for as a purchase. In connection with the transaction, the Company acquired tangible assets (primarily leases) with a total value of $34,836,000, assumed recourse and nonrecourse debt of $28,258,000, and recorded goodwill of $2,320,000. The acquisition of assets was accounted for as a purchase. In addition, the Company assumed the office leases of the seller and hired its 19 employees. The results of the Scott's operations have been included in the Company's operations from April 1997, the month of acquisition. Proforma financial information has not been presented, as the impact on the Company's results of operations for 1997 was not material.

  The goodwill balance is comprised of the following at December 31:

                                      1998                    1997
                                      ----                    ----
Goodwill, at cost.........        $ 15,534,000              $2,321,000
Accumulated amortization..         (11,021,000)               (249,000)
                                  ------------              ----------
Goodwill, net.............        $  4,513,000              $2,072,000
                                  ============              ==========

  Goodwill represents costs in excess of net assets acquired of Bayshore Leasing and Scott Capital, both Canadian companies.

  Due to events in the third and fourth quarter of 1998 that have materially and adversely affected the Company's business and ability to continue operations as conducted in the past (see Note 1), the Company conducted a review of the recoverability of the carrying value of goodwill. As a result of this review, the Company recorded goodwill amortization of $10,001,000 in excess of the normal recurring annual charge of $772,000 during 1998. At December 31, 1998, the remaining goodwill for Scott Leasing and Bayshore Leasing was written down to $1,740,000 and $2,773,000, respectively.

  In April 1996, the Company acquired all of the stock of a company located in the United Kingdom and engaged in the equipment leasing business in a transaction accounted for as a purchase. The purchase price was $1,100,000 in cash. In connection with the transaction, the Company acquired tangible assets (primarily leases) of $3,951,000 and assumed liabilities, primarily related debt, of $2,851,000. Proforma financial information has not been presented, as the impact of proforma adjustments on the Company's results of operations for 1996 was not material.

                                      F 16

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Commitments

  The Company leases its facilities under various non-cancelable operating leases expiring through 2002. Rent expense for 1998, 1997 and 1996 was $1,332,000, $1,048,000, and $606,000 respectively.

  Future minimum annual rental payments for all operating leases are as follows:

      Years Ending December 31                      Operating Leases
      ------------------------                      ----------------
      1999....................................         $1,233,000
      2000....................................          1,044,000
      2001....................................            675,000
      2002....................................            274,000
                                                       ----------
         Total................................         $3,226,000
                                                       ==========

10. Employee Benefit Plan

  The Company has a 401(k) plan which covers substantially all full-time employees. The plan operates on a calendar year. All eligible employees are permitted to make tax deferred contributions to the plan of up to 15% of their annual compensation, subject to certain Internal Revenue Service limitations. The Company provides matching contributions of employees' contributions up to $1,000. Employee contributions, earnings thereon, and Company contributions are vested immediately. In 1998, 1997, and 1996, the Company contributed $98,000, $90,000, and $62,000 respectively, to the plan.

                                      F 17

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes

  The provision for income taxes at December 31 consists of:

                                  1998              1997             1996
                                  ----              ----             ----
Current:
 Federal.................     $    480,000       $3,791,000       $  681,000
 State...................          559,000         (109,000)         (86,000)
 Foreign.................          384,000          636,000               --
                              ------------       ----------       ----------
Total current............        1,423,000        4,318,000          595,000
Deferred:
 Federal.................      (10,924,000)       3,620,000        5,641,000
 State...................       (1,892,000)       1,817,000          313,000
 Foreign.................        1,018,000         (219,000)              --
                              ------------       ----------       ----------
Total deferred...........      (11,798,000)       5,218,000        5,954,000
                              ------------       ----------       ----------
Total provision (benefit)     $(10,375,000)      $9,536,000       $6,549,000
                              ============       ==========       ==========

  The cumulative items giving rise to deferred taxes at December 31 were as follows:

                                               1998                   1997
                                               ----                   ----
Deferred tax assets:
   Alternative minimum tax credits....      $  7,022,000          $ 6,987,000
   State income tax...................           147,000            1,309,000
   Net operating loss carryforwards...        14,432,000            6,842,000
   Other accruals.....................           635,000              290,000
   Valuation allowance................       (13,009,000)                  --
                                            ------------          -----------
Total deferred tax assets.............         9,227,000           15,428,000
                                            ------------          -----------
Deferred tax liabilities:
   Lease transactions treated
    differently for tax and financial
    reporting........................        (10,975,000)         (28,974,000)
                                            ------------         ------------
Total deferred tax liabilities.......        (10,975,000)         (28,974,000)
                                            ------------         ------------
Net deferred tax liability...........       $ (1,748,000)        $(13,546,000)
                                            ============         ============

  The effective tax rate differs from the federal statutory income tax rate as follows:

                                          1998         1997       1996
                                          ----         ----       ----
Statutory rate.......................     (35.0)%      35.0%      35.0%
State taxes, net of federal effect...      (2.6)        4.9        6.0
Valuation allowance..................      19.5          --         --
Goodwill.............................       7.0          --         --
Other................................      (4.5)        2.3        0.1
                                         ------        ----       ----
Total................................     (15.6)%      42.2%      41.1%
                                         ======        ====       ====

  Refundable income taxes of $4,105,000 at December 31, 1998 are included in other assets and income taxes payable of $925,000 at December 31, 1997 are included in other liabilities in the consolidated balance sheet. At December 31, 1998, the Company recorded a $13,009,000 valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

                                      F 18

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Shareholders' Equity

  Stock Option Plans -The Company's stock option plans provide that incentive and nonqualified stock options to purchase up to an aggregate of 2,840,000 shares of the Common Stock of the Company may be granted to key contributors to the Company, including officers, directors, employees and consultants. Options are granted at the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors or a committee of the Board. Options generally become exercisable ratably over three or four years and expire five or ten years from the grant date.

  Activity under the stock option plans is as follows:

                                                                   Weighted
                                                      Number of     Average
                                                       Shares    Exercise Price
                                                       ------    ------------
Outstanding, January 1, 1996                           476,374      $ 7.42
 Granted (weighted average fair value of $7.57)..      251,850       14.52
 Exercised.......................................      (52,201)       4.23
 Canceled........................................      (29,913)      12.84
                                                     ---------      ------

Outstanding, December 31, 1996                         646,110       10.19
 Granted (weighted average fair value of $7.56)..      527,175       17.10
 Exercised.......................................      (91,214)       8.43
 Canceled........................................      (80,979)      20.83
                                                     ---------      ------

Outstanding, December 31, 1997                       1,001,092       13.42
                                                     ---------      ------
 Granted (weighted average fair value of $12.97).      969,208       12.28
 Exercised.......................................      (72,139)      11.22
 Canceled........................................     (711,667)      19.01
                                                     ---------      ------
Outstanding, December 31, 1998                       1,186,494      $ 9.27
                                                     =========      ======

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                                     Options Outstanding                 Options Exercisable
                                             -----------------------------------  -----------------------------------
                                              Weighted
                                              Average
                                             Remaining
      Range of                Number        Contractual     Weighted Average        Number       Weighted Average
   Exercise Prices          Outstanding     Life (years)     Exercise Price      Exercisable      Exercise Price
   ---------------          -----------     ------------     --------------      -----------      --------------
   $5.250  -  $5.250           541,094             9.96              $ 5.25                --              $  --
    5.625  -   6.500           165,000             7.33                5.87            48,000               6.50
    7.250  -   7.250               900             1.10                7.25                25               7.25
    7.750  -   7.750           190,750             6.07                7.75           190,562               7.75
    9.250  -  19.500           133,750             6.86               13.17            59,000              12.63
   22.500  -  22.500            10,000             5.86               22.50             2,500              22.50
   24.375  -  24.375            15,000             9.00               24.37                --                 --
   26.125  -  26.125           243,750             9.16               26.12                --                 --
   29.375  -  29.375            25,000             9.31               29.43                --                 --
   29.750  -  29.750            20,000             9.39               29.75                --                 --
                             ---------             ----              ------           -------             ------
    5.250  -  29.750         1,186,494             8.47              $ 9.27           300,087             $ 8.63
                             =========             ====              ======           =======             ======

                                      F 19

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  At December 31, 1998 and 1997, options to purchase 300,087 and 328,513 shares were exercisable with a weighted average exercise price of $8.63 and $9.02, respectively. At December 31, 1998, options for 436,745 shares were available for future grant under the stock option plans. As part of the 1999 U.S. forbearance negotiations, the Company granted warrants for 350,000 shares in the Company to purchase the Company's stock for $1.00 per share. Also in June 1999, the Company re-priced its outstanding options to its employees to the then current market price of $1.00 per share.

  Stock Purchase Plan - In 1994, the shareholders of the Company approved the 1994 Employee Stock Purchase Plan (the "ESPP") under which 200,000 shares of the Company's common stock were reserved for issuance. The ESPP permits virtually all employees to purchase Common Stock, through payroll deductions, at the lower of (a) 85% of the fair market value of the Common Stock on the first day of each 12 month offering period, or (b) 85% of the fair market value of the Common Stock on the applicable exercise date. Each offering period has two six-month exercise periods with the last day of each exercise period being an exercise date. During 1998, 1997, and 1996, employees purchased 26,428, 9,750, and 11,481 shares, respectively, under the ESPP for a total purchase price of $185,000, $104,000, and $123,000, respectively. At December 31, 1998, the Company had reserved 133,029 shares for issuance under the ESPP.

  Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of proforma net income and earnings per share as if the Company had adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 99% in 1998, 58% in 1997, and 62% in 1996; risk free interest rates, 4.4% in 1998, 5.7% in 1997, and 5.9% in 1996;
and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997, and 1996 awards had been amortized to expense over the vesting period of the awards, proforma net loss would have been $55,284,906 ($6.73 per share on a diluted basis) in 1998, net income of $12,184,000 ($1.49 per share on a diluted basis) in 1997, and net income of $8,836,000 ($1.10 per share on a diluted basis) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the proforma calculation; accordingly, the 1998, 1997, and 1996 proforma adjustments are not indicative of future period proforma adjustments, when the calculation will apply to all applicable stock options.

                                      F 20

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income (Loss) Per Share

     The following is a reconciliation of the numerators and denominators used in computing income (loss) per share:

                                                                                     1998           1997         1996
                                                                                --------------  ------------  -----------
Numerator - net income (loss) available to common shareholders................   $(56,108,000)   $13,061,000   $9,373,000
Effect of dilutive securities - convertible debt (net of tax).................             --      3,174,000           --
                                                                                 ------------    -----------   ----------
Numerator for dilutive net income per share...................................   $(56,108,000)   $16,235,000   $9,373,000
                                                                                 ============    ===========   ==========

Denominator for basic net income per share - weighted average shares
 outstanding..................................................................      8,203,000      8,182,000    7,854,000


Effect of dilutive securities - employee stock options........................             --        203,000      223,000
   - convertible debt.........................................................             --      2,059,000           --
                                                                                 ------------    -----------   ----------

Denominator for diluted net income per share - adjusted weighted average
 shares outstanding and assumed conversion of dilutive securities.............      8,203,000     10,444,000    8,077,000
                                                                                 ============    ===========   ==========

Net income (loss) per share - basic...........................................   $      (6.84)   $      1.60   $     1.19
                                                                                 ============    ===========   ==========

Net income (loss) per share - diluted.........................................   $      (6.84)   $      1.55   $     1.16
                                                                                 ============    ===========   ==========

  For the year ended December 31, 1998, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share for the year ended December 31, 1998, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31, 1998: options to purchase 1,186,494 shares of common stock and approximately 2,059,000 shares of common stock if the outstanding balance of $71,875,000 of convertible subordinated notes was converted.

14.  Significant Customers

  Two customers accounted for 28% and 12% of the Company's revenues in 1998. Two customers accounted for 19% and 11% of the Company's revenues in 1997. Three customers accounted for 18%, 17% and 10% of the Company's revenues in 1996. There can be no assurance that loss of any of these customers would not have a material adverse impact on the Company's results of operations.

15.  Litigation

  In addition to the matters described at Note 1, the Company is involved in various other claims and legal actions. Management does not expect that the outcome of these other claims and actions will have a material effect on the Company's financial position or results of operations.

16.  Estimated Fair Values of Financial Instruments

  The following disclosures present the estimated fair value of the Company's financial instruments. The valuation methods used by the Company are set forth below.

                                      F 21

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

  The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, are as follows:

                                                         1998                                        1997
                                          -------------------------------------        ------------------------------------
                                             Carrying                                    Carrying
                                              Amount              Fair Value              Amount              Fair Value
                                              ------              ----------              ------              ----------
Assets:
   Cash and cash equivalents......         $  66,597,000           $66,597,000          $ 16,569,000          $ 16,569,000
Liabilities:
   Convertible subordinated notes.         $  71,875,000            18,148,000          $ 71,875,000            68,641,000
   Recourse debt..................           269,901,000                   N/A           197,716,000           202,049,000
   Non-recourse debt..............           329,300,000                   N/A           202,259,000           202,421,000

As of December 31, 1998 and 1997, the carrying amounts of cash and cash equivalents approximated their respective fair values and fair value of the Company's publicly traded Convertible Subordinated Notes was based on their respective market values. At December 31, 1998, the fair value of recourse and non-recourse debt is not estimable as the Company is unable to determine the market interest rate at which financing would have been available at December 31, 1998. At December 31, 1997, the fair value of recourse and non-recourse debt is based on the borrowing rates available to the Company for debt with similar terms and average maturity at December 31, 1997.

17.  Geographic Reporting

  The Company operates in one segment: leasing information processing and communications equipment, and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments under SFAS No. 131 are geographic areas. The following presents operating information by geographic territory for fiscal 1998, 1997, and 1996:

                         U.S.       Canada      Europe        Totals
                         ----       ------      ------        ------
1998
   Revenue              $246,809    $ 25,161     $27,682      $299,652
   Long-lived assets     416,621     135,982      88,753       641,356

1997
   Revenue              $204,362    $  9,712     $11,169      $225,243
   Long-lived assets     461,889      44,590      44,815       551,294

1996
   Revenue              $140,942          --     $ 3,654      $144,596
   Long-lived assets     365,829          --      10,796       376,625

                                      F 22

                                                                    ITEM 14(a) 2

                                  SCHEDULE  II

                    LEASING SOLUTIONS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS



Description                       Balance at      Charged to
-----------                      Beginning of     Costs and     Recoveries        End of
                                    Period         Expenses   (Deductions)(1)     Period
                                    ------         --------   ---------------     ------
Allowance for default losses:
Year ended December 31, 1996....   $113,000      $   55,000             --      $  168,000
                                   ========      ==========       ========      ==========
Year ended December 31, 1997....   $168,000      $   60,000             --      $  228,000
                                   ========      ==========       ========      ==========
Year ended December 31, 1998....   $228,000      $5,082,000       $(13,000)     $5,297,000
                                   ========      ==========       ========      ==========

___________

(1) To write off uncollectible amounts or reflect recovery of previously written-off accounts.

                                      F 23